Form 10-Q
period 1997-09-30
PACKAGED ICE INC
filed 1997-11-14
CIK 917731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q




(Mark one)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X                OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                              --------   --------

                        Commission file number 333-29357

                               PACKAGED ICE, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                        76-0316492
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


                          8572 KATY FREEWAY, SUITE 101
                             HOUSTON, TEXAS  77024
                    (Address of principal executive offices)
                                 (713) 464-9384
                (Issuer's telephone number, including area code)

      Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

      State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The total number of shares of Common Stock, par value $.01 per share, outstanding as of November 10, 1997 was 4,127,750.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                           September 30,       December 31,
                                                                               1997                1996
                                                                               ----                ----
                               Assets

Current assets:
   Cash and equivalents                                                    $   4,682,230       $     169,535
   Accounts receivable:
        Trade, net                                                             5,420,370             213,811
        Affiliates                                                                79,723             119,476
   Inventories                                                                   970,079             115,825
   Prepaid expenses                                                              370,556              29,309
                                                                           -------------       -------------
        Total current assets                                                  11,522,958             647,956
Property, net                                                                 33,519,860           9,887,687
Other assets, net:
   Goodwill                                                                   29,435,346
   Debt issuance costs                                                         5,099,933
   Other assets                                                                3,246,302             987,145
                                                                           -------------       -------------
        Total assets                                                       $  82,824,399       $  11,522,788
                                                                           =============       =============
                Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt                                       $                   $     703,077
   Accounts payable                                                            3,511,561             324,624
   Payable to affiliates                                                         123,750             634,585
   Accrued expenses                                                            1,078,544             170,750
   Accrued interest                                                            2,736,498              39,272
   Notes payable                                                                 146,041               3,425
                                                                           -------------       -------------
        Total current liabilities                                              7,596,394           1,875,733
Long-term debt, net                                                           50,760,769           2,831,955
Other long-term liabilities                                                        7,596
Commitments and contingencies
Convertible notes                                                                                    750,000
Preferred stock with put redemption option:
  Series A Convertible; 450,000,shares issued and outstanding at
   September 30, 1997 and December 31, 1996                                    2,496,527           2,496,527
  Series B Convertible; 124,831 shares issued and outstanding at
   September 30, 1997                                                            726,226
  Common stock with put redemption option; 420,000 shares issued
   and outstanding at September 30, 1997 and December 31, 1996                 1,971,851           1,971,851
  Shareholders' equity:
   Common stock, $.01 par value; 50,000,000 shares authorized;
    3,878,181 shares issued and 3,579,950 shares outstanding at
    September 30, 1997; and 2,406,371 shares issued and
    outstanding at December 31, 1996                                              38,782              24,064
  Additional paid-in capital                                                  25,795,836           4,669,301
  Less 298,231 shares of treasury stock, at cost                              (1,491,155)
  Retained earnings (deficit)                                                 (5,078,427)         (3,096,643)
                                                                           -------------       -------------
Total shareholders' equity                                                    19,265,036           1,596,722
                                                                           -------------       -------------
 Total liabilities and shareholders' equity                                $  82,824,399       $  11,522,788
                                                                           =============       =============

                       (The accompanying notes are an integral part of these financial statements)

                     PACKAGED ICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           Three Months Ended                     Nine Months Ended
                                              September 30,                          September 30,
                                              -------------                          -------------

                                           1997             1996                1997               1996
                                           ----             ----                ----               ----
Revenues                             $ 12,839,427      $   1,581,080       $  20,963,363      $   3,709,005
Cost of sales                           7,633,353            691,110          12,336,269          1,601,376
                                     ------------      -------------       -------------      -------------

Gross profit                            5,206,074            889,970           8,627,094          2,107,629

Selling, general and
   administrative expenses              2,383,542            519,618           4,565,962          1,357,600
Depreciation and amortization
   expense                              1,605,014            386,582           3,443,480          1,062,065
                                     ------------      -------------       -------------      -------------

Income (loss) from operations           1,217,518           (16,230)             617,652          (312,036)

Other income                              169,569             21,255             577,167              7,954
Interest expense                       (1,658,055)           (49,759)         (3,176,603)           (83,300)
                                    -------------      -------------       -------------      -------------

Loss before income taxes                 (270,968)           (44,734)         (1,981,784)          (387,382)
Provision for income taxes
                                    -------------      -------------       -------------      -------------

Net loss                            $    (270,968)      $    (44,734)       $ (1,981,784)      $   (387,382)
                                    =============       ============        ============       ============

Net loss per share:
   Primary                          $        (.07)       $      (.02)       $       (.58)      $       (.14)
                                    =============        ===========        ============       ============
   Diluted                          $        (.07)       $      (.02)       $       (.58)      $       (.14)
                                    =============        ===========        ============        ===========

Weighted average shares of
 common stock outstanding               3,822,555          2,826,371           3,431,896          2,826,371
                                    =============        ===========        ============       ============





  (The accompanying notes are an integral part of these financial statements.)

                     PACKAGED ICE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                              COMMON STOCK
                                       --------------------------
                                       NUMBER OF        PAR VALUE           PAID-IN
                                         SHARES                             CAPITAL
                                       ----------       ---------         -----------
     Balance at December 31, 1996       2,406,371       $  24,064         $ 4,669,301

         Issuance of common stock       1,471,810          14,718          14,391,200

         Issuance of detachable
         stock purchase warrants                                            6,735,335

         Purchase of treasury stock      (298,231)

         Net loss
                                       ----------       ---------         -----------
     Balance at September 30, 1997      3,579,950       $  38,782         $25,795,836
                                       ==========       =========         ===========
                                        TREASURY         ACCUMULATED          TOTAL
                                          STOCK          DEFICIT
                                       ----------       ------------       -----------

     Balance at December 31, 1996                       $(3,096,643)       $ 1,596,722

         Issuance of common stock                                           14,405,918

         Issuance of detachable
         stock purchase warrants                                             6,735,335

         Purchase of treasury stock   (1,491,155)                           (1,491,155)

         Net loss                                        (1,981,784)        (1,981,784)
                                     -----------        -----------        -----------
     Balance at September 30, 1997   $(1,491,155)       $(5,078,427)       $19,265,036
                                     ===========        ===========        ===========





  (The accompanying notes are an integral part of these financial statements.)

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -----------------------------------
                                                                            1997                    1996
                                                                        ------------            -----------
   CASH FLOW FROM OPERATING ACTIVITY
        Net loss                                                        $ (1,981,784)           $  (387,382)
        Adjustments to reconcile net loss to net cash
          provided by operating activities (excluding
          working capital from acquisitions):
          Depreciation and amortization                                    3,443,480              1,062,065
          Gain from disposal of assets                                       (59,158)                (4,988)
          Changes in assets and liabilities:
               Accounts receivable                                        (2,884,731)              (283,657)
               Inventories                                                  (245,641)               (18,931)
               Prepaid expenses                                             (300,860)               (36,950)
               Accounts payable                                              739,133                129,630
               Accrued expenses                                            1,636,885                120,280
                                                                        ------------            -----------
        Net cash provided by operating activities                            347,324                580,067
                                                                        ------------            -----------
   CASH FLOWS FROM INVESTING ACTIVITIES
          Property additions                                              (6,708,069)            (3,822,900)
          Expenditures for assets acquired                                (2,676,499)                     0
          Expenditures for businesses acquired, net                      (23,054,750)                     0
          Increase in other assets                                          (255,554)              (221,784)
          Proceeds from disposition of property                              135,874                123,023
                                                                        ------------            -----------
        Net cash used in investing activities                            (32,558,998)            (3,921,661)
                                                                        ------------            -----------
   CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of common and preferred stock             2,956,807                      0
          Purchase of treasury stock                                      (1,491,155)                     0
          Proceeds from debt issuance, net                                44,954,082                      0
          Borrowings from lines of credit, net                             5,900,000              2,432,102
          Debt issuance costs                                              2,000,000                      0
          Repayment of debt                                              (17,595,365)                     0
                                                                        ------------            -----------
        Net cash provided by financing activities                         36,724,369              2,432,102
                                                                        ------------            -----------
   NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         4,512,695               (906,303)
   CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 169,535              1,032,811
                                                                        ------------            -----------
   CASH AND EQUIVALENTS, END OF PERIOD                                  $  4,682,230            $   126,508
                                                                        ============            ===========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash payments for interest                             $    213,810            $    31,192
                                                                        ============            ===========
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
        FINANCING ACTIVITIES:
        Note payable incurred to purchase other assets                  $    188,862
                                                                        ============
        Common stock issued in consideration for business
        acquisitions                                                    $ 11,449,110
                                                                        ============
        Fair value of warrants issued in connection with debt
        acquisitions                                                    $  6,735,335
                                                                        ============
        Demand notes converted to preferred stock                       $    750,000
                                                                        ============


  (The accompanying notes are an integral part of these financial statements)

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         Packaged Ice, Inc., a Texas corporation, and its wholly owned subsidiaries (collectively the "Company") own and operate traditional ice manufacturing facilities and stand-alone automated merchandising ice systems ("Packaged Ice Systems") installed primarily in retail grocery locations. The customers and operations of the Company are located in Texas, Louisiana, California, Nevada, Arizona, Florida, New Mexico, Arkansas, Tennessee, Mississippi, Colorado and Oklahoma. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements presented herein at September 30, 1997 and for the three-month and nine-month periods ended September 30, 1996 and 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, and recurring nature. Certain information and footnote disclosure required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of the interim periods are not necessarily indicative of results for the full year.

2.  LONG TERM DEBT

         On April 17, 1997 the Company completed the sale of $50 million 12% Series A Senior Notes due 2004 (the "Series A Notes") in connection with a private placement offering which was prepared in compliance with Rule 144a and Regulation D under the Securities Act. In connection with the debt issuance, warrants to purchase 511,885 and 127,972 shares, respectively, of the Company's common stock were issued to the Series A note holders and the investment banking firm that marketed the Series A Notes. The exercise price is $.01 per share. On August 22, 1997 the Company registered notes ("Series B Notes") with the Securities and Exchange Commission under the Securities Act of 1933. Upon the terms set forth in the Prospectus, the Company offered to exchange all outstanding Series A Notes for the Series B Notes which are identical in all material respects to the form and term of the Series A Notes except for certain transfer restrictions and registration rights relating to the Series A Notes. The Series A and Series B Notes (the "Series A/B Notes") bear an interest rate of 12 percent per annum. The Series A/B Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay dividends or make distributions with respect to the Company's capital stock or make certain other payments, to incur indebtedness, or to create liens. The Series A/B Notes are fully and unconditionally, on a joint and several basis, guaranteed by current and future subsidiaries of the Company.

         In September 1997, the Company executed a six year Senior Credit Facility (the "Facility") with two banks that expires September 2003. The Facility provides for borrowings of up to $20 million, subject to a borrowing base limitation (as defined). Interest is payable at the Company's option at either the prime rate plus 1% or the London Interbank Offered Rate, plus a defined margin. At September 30, 1997 the selected interest rate was 9.5 percent for the $5.9 million of principal outstanding. The Facility is secured by substantially all the Company's assets. In addition, the Facility also contains restrictive covenants which, among other things, require the attainment of certain financial ratios and limits the indebtedness of the Company. All loans under the Facility are guaranteed by each of the Company's current and future subsidiaries.

3.     ACQUISITIONS

         During the nine months ended September 30, 1997, the Company acquired certain traditional ice businesses and certain assets (the "Acquisitions") to complement its core business primarily in Texas, Arizona,

California, Arkansas and Oklahoma for purchase prices totaling approximately $25.7 million cash and 1,144,911 shares of common stock valued at $10 a share (for the three months ended September 30, 1997 the Company issued 182,911 shares of common stock in such acquisitions). Such cash expenditures were funded from the proceeds of the sale of the Series A Notes (See Note 2) and from borrowings from the Facility. The Company has not completed the assessment of the fair value of the net assets acquired for purposes of allocating the purchase price. Accordingly, the approximate $29.4 million aggregate excess of the purchase price over the net book value of the acquired businesses has been allocated to goodwill at this time, which is being amortized over fifteen (15) years. The acquired businesses were recorded using the purchase method of accounting, and therefore, the results of their operations have been included in the Company's unaudited consolidated financial statements from the date of their respective purchase.

4.    OPERATING LEASES

         The Company has leased certain facilities in Texas, Arizona and California. Under these and other operating leases, minimum annual rentals at September 30, 1997 aggregate approximately $596,957 for the remainder of 1997, $889,422 in 1998, $799,103 in 1999, $756,119 in 2000, and $716,463 in 2001 and
$3,102,605 thereafter.

5.    CAPITAL STOCK

         On July 17, 1997, the Company sold to an unaffiliated entity 300,000 shares of common stock for $10 per share and issued a warrant entitling the new shareholder the right to purchase 100,000 shares of common stock at an exercise price of $14. The warrants expire on July 17, 2002. During the first nine months of 1997, the Company sold 26,899 shares of Common Stock to other investors not related to any Acquisition at prices from $7.50 to $10.00 per share. On July 24, 1997, the Company repurchased, at cost, treasury stock for approximately $1.5 million.

         During the nine months ended September 30, 1997, the Company issued 1,144,911 shares of common stock in connection with the Acquisitions (182,911 shares of common stock during the three months ended September 30, 1997 in connection with the Acquisitions).

         The computation of earnings per share is based on the weighted average number of shares outstanding. Shares of common stock issuable under stock options and warrants have not been included in the computation of earnings per share, as their effect is antidilutive.

6.    STATEMENT OF CASH FLOWS

         Borrowings under the revolving lines of credit in the nine months ended September 30, 1997 and 1996 totaled $6,415,000 and $ 2,779,403, respectively, and repayments during the same periods totaled $515,000 and
$347,301, respectively.    The Company made cash payments for interest and loan
fees of approximately $419,656, and $238,603 during the nine months ended September 30, 1997 and 1996.

7.   NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS"), which is effective for the periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method on determining common stock equivalents, replaces fully diluted EPS. The Company will adopt SFAS 128 effective December 31, 1997, and, as required, will restate EPS for all periods presented. The Company anticipates that the amounts to be reported for basic and diluted EPS for the three month and nine month periods ended September 30,

1997 and 1996 will not differ significantly from the amounts reported under the current accounting standards.

         In June of 1997, the FASB issued SFAS No, 130 "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These two statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

8.     SUBSEQUENT EVENTS

         On October 6, 1997, all of the Series A Notes were exchanged for the Series B Notes. On October 16, 1997 the Company completed the sale of $25 million Senior 12% Series C Notes due 2004 (the "Series C Notes") in connection with a private placement offering which was prepared in compliance with Rule 144a and Regulation D under the Securities Act. In connection with the debt issuance, warrants to purchase 255,943 shares of the Company's common stock were issued to the holders of Series C note at an exercise price of $.01 per share. The Series C Notes were issued under the same terms, interest rate and covenants as the Series A/B Notes above (See Note 2). The Series C Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay dividends or make distributions with respect to the Company's capital stock or make certain other payments, to incur indebtedness, or to create liens. The Series C Notes are fully and unconditionally, on a joint and several basis, guaranteed by current and future subsidiaries of Packaged Ice. The net proceeds, after payment of fees and expenses, from the sale of the Series C Notes was used to repay the outstanding indebtedness under the Facility, and for working capital.

9.     GUARANTEES OF NOTES

         The Company's Series A/B Notes and the Series C Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by all of the Company's wholly-owned subsidiaries
(the "Subsidiary Guarantors"). The following table sets forth the "summarized financial information" of the Subsidiary Guarantors as of September 30, 1997 and for the nine months ended September 30, 1997. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to investors.

                 Current assets                             $  9,426,601
                 Noncurrent assets                            50,144,441

                 Current liabilities                          10,205,606
                 Noncurrent liabilities                       28,539,189

                 Net revenues                                 12,517,156
                 Gross profit                                  6,043,143
                 Net income                                    3,138,620

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, and the notes thereto, included in Item 1. of this form 10-Q.

         This form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from
the results discussed in the forward looking statements.   Such risks and
uncertainties, many of which are not within the control of the Company, may cause the actual results to differ materially from the results discussed in the forward looking statements, including, but not limited to, the Company's ability to execute and implement its plans and strategies and/or control the economic environment in which the Company operates.

OVERVIEW

         The Company derives its revenues from the sale of packaged ice through Packaged Ice Systems, which manufactures, packages and stores ice at the retail location, and through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to the retail location when needed. The Company has historically sold ice primarily through Packaged Ice Systems, but upon acquiring certain traditional ice businesses and certain assets pursuant to the Acquisitions, now sells ice through both distribution methods. Such combination of distribution methods is expected to provide the Company with (i) higher operating margins, due to reduced production and distribution costs, (ii) a delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from its traditional ice manufacturing facilities, and
(iii) an ability to redistribute production from its traditional ice facilities to additional customers and satisfy seasonal peak demands at customer locations with Packaged Ice Systems.

         The Company manufactures its ice in crushed, cubed, half-moon and cylindrical forms and packages its ice primarily in eight to 40 pound bags for eventual sale to retail customers and sells block ice in 10 and 300 pound sizes primarily to commercial and agricultural users. Eight pound bags are the most commonly purchased size in the industry. Packaged ice sold in 20 pound and 40 pound bags is typically purchased by restaurants and other commercial users. Block ice in 10 pound and 300 pound units is typically sold to customers in the commercial and agricultural sectors. The Company also provides other services including cold storage rental.

         Prices for packaged ice are generally stable with some price variation between markets based on geography and customer base. Management believes that it services more states (twelve) than any other ice manufacturer. Texas is the Company's largest market and Arizona its next largest market. Other markets include Arkansas, California, Colorado, Florida, Louisiana, Mississippi, Nevada, New Mexico, Oklahoma and Tennessee. The Company services the significant segments of the ice industry, from supermarket and convenience store retailers, to restaurants, commercial users and the agricultural sector. Management believes that this market diversity helps insulate the Company from both price and demand fluctuations caused by geography, weather, customer base and product segment.

         The Company's costs of goods sold include costs associated with both traditional ice delivery and the Packaged Ice Systems. In the traditional ice business, plant occupancy, plastic bags, delivery, labor and utility-related expenses account for the largest costs. Costs vary significantly by region and fluctuate based upon, among other things, freezer capacity and local utility rates. With the Packaged Ice System, ice storage costs and general operating utility costs are eliminated. The Company's costs of goods sold also include the cost of plastic bags which are incurred by both the traditional ice manufacturer plants and the Packaged Ice Systems. The cost of the bag used in the Packaged Ice System is substantially higher than that used in traditional delivery due to special components and greater thickness. Costs of goods sold for both systems also includes labor costs associated with manufacturing, delivery and maintenance. The Packaged Ice System eliminates certain costs related to production and distribution but does require in-store customer service representatives and machine technicians. In the aggregate, labor costs associated with the Packaged Ice System are substantially lower than labor costs associated with traditional ice manufacturing.

         The Company's operating expenses include costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries and costs associated with leasing office space. Selling, general and administrative functions are similar at both the traditional facilities operated by the various subsidiaries and at Packaged Ice, which exclusively handles the Packaged Ice System. These operating expenses are typically higher when the Company enters new markets, in which it intends to place Packaged Ice Systems, as new marketing, systems and office facilities must be established.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected operating data and supplemental data for the Company expressed as a percentage of total revenue.

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30                   SEPTEMBER 30
                                                ------------------              -----------------
                                                 1997        1996                1997       1996
                                                ------      ------              ------     ------
             OPERATING DATA:
                Revenues                        100.0%      100.0%              100.0%     100.0%
                Costs of goods sold              59.5        43.7                58.8       43.2
                Gross profit                     40.5        56.3                41.2       56.8
                Selling, general and
                  administrative
                  expenses(1)                    18.6        32.9                21.8       36.6
                Depreciation and
                   amortization                  12.5        24.5                16.4       28.6
                Interest expense                 12.9         3.1                15.2        2.2
                Other income                      1.3         1.3                 2.8        0.2
                Net loss                         (2.2)       (2.9)               (9.4)     (10.4)
             SUPPLEMENTAL DATA:
                  EBIT(2)                        10.4         3.0                 5.7       (8.2)
                  EBITDA(2)                      23.3        24.8                22.1       20.4

  (1) Excludes depreciation and amortization.

  (2) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBIT represents earnings before interest and income taxes. The Company has included EBITDA and EBIT data (which are not measures of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA and EBIT should not be considered by an investor as alternatives to net income, as indicators of the Company's operating performance or as alternatives to cash flow as measures of liquidity.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues: Revenues increased $11.2 million from $1.6 million for the quarter ended September 30, 1996 to $12.8 million for the quarter ended September 30, 1997. Revenues increased $1.2 million due to the placement of additional Packaged Ice Systems since the quarter ended September 30, 1996 and $10.1 million as a result of revenue contributed by the Acquisitions.

         Gross Profit: Gross profit increased $4.3 million from $.9 million for the quarter ended September 30, 1996 to $5.2 million for the quarter ended September 30, 1997. As a percentage of revenues gross profit decreased 15.8 percentage points from 56.3% at September 30, 1996 to 40.5% at September 30, 1997. Gross margins decreased because of the higher cost of sales reflected in the traditional ice businesses of the Acquisitions. Traditional ice companies experience significantly higher costs of goods sold than the lower costs of on-site manufacturing and delivery associated with the Packaged Ice Systems.

         Selling, General and Administrative Expenses: Operating expenses increased $1.9 million from $.5 million for the quarter ended September 30, 1996 to $2.4 million for the quarter ended September 30, 1997. As a percentage of revenues, operating expenses decreased 14.3 percentage points from 32.9% at September 30, 1996 to 18.6% at September 30, 1997. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of sales enjoyed as a result of the Acquisitions.

         Depreciation and Amortization Expense: Depreciation and amortization increased $1.2 million from $.4 million for the quarter ended September 30, 1996 to $1.6 million for the quarter ended September 30, 1997. As a percentage of sales, deprecation and amortization decreased 12.0 percentage points from 24.5% to 12.5%. This decrease was due primarily to the lower historical depreciation and amortization percentages of the businesses acquired pursuant to the Acquisitions. These percentages reflect the longer estimated useful lives of traditional ice plant and equipment as compared to Packaged Ice Systems. This decrease more that offset the increase related to the amortization of goodwill resulting from the Acquisitions.

         Other Income: Other income increased $.15 million from $.02 million for the quarter ended September 30, 1996 to $.17 million for the quarter ended September 30, 1997. This increase was due primarily to an increase in interest income derived from the investment of unexpended proceeds from the issuance of the Series A/B Notes.

         Interest Expense: Interest expense increased $1.6 million from $.05 million for the quarter ended September 30, 1996 to $1.7 million for the quarter ended September 30, 1997. This increase was a result of higher levels of debt associated with the Company borrowing $50.0 million from the issuance of the Series A/B Notes and from $5.9 million borrowings under the Facility.

         Net Loss: Net loss increased $.23 million from $.04 million for the quarter ended September 30, 1996 to $.27 million for the quarter ended September 30, 1997. The increase in the loss is due to the increase in interest expense more than offsetting the increased income from operations due to the Acquisitions.

         EBITDA: As a result of the foregoing, EBITDA increased $2.6 million from $.4 million for the quarter ended September 30, 1996 to $3.0 million for the quarter ended September 30, 1997. This increase was due in part to increased sales from new Packaged Ice Systems, but resulted primarily from the addition of the results of operations from the Acquisitions during the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues: Revenues increased $17.3 million from $3.7 million for the nine months ended September 30, 1996 to $21.0 million for the nine months ended September 30, 1997. Revenues increased $1.4 million due to the placement of additional Packaged Ice Systems during the nine months and $15.9 million as a result of revenue contributed by the Acquisitions.

         Gross Profit: Gross profit increased $6.5 million from $2.1 million for the nine months ended September 30, 1996 to $8.6 million for the nine months ended September 30, 1997. The Acquisitions contributed $6.0 million of the increase in gross profit. As a percentage of revenues gross profit decreased 15.6 percentage points from 56.8% at September 30, 1996 to 41.2% at September 30, 1997. Gross margins decreased because of the higher cost of sales reflected in the traditional ice businesses of the Acquisitions. Traditional ice companies experience significantly higher costs of goods sold than the lower costs of on-site manufacturing and delivery associated with the Packaged Ice Systems.

         Selling, General and Administrative Expenses: Operating expenses increased $3.2 million from $1.4 million for the nine months ended September 30, 1996 to $4.6 million for the nine months ended September 30, 1997. As a percentage of revenues operating expenses decreased 14.8 percentage points from 36.6% at September 30, 1996 to 21.8% at September 30, 1997. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of sales enjoyed as a result of the Acquisitions.

         Depreciation and Amortization Expenses: Depreciation and amortization increased $2.3 million from $1.1 million for the nine months ended September 30, 1996 to $3.4 million for the nine months ended September 30, 1997. As a percentage of sales, deprecation and amortization decreased 12.2 percentage points from 28.6% to 16.4%. This decrease was due primarily to the lower historical depreciation and amortization percentages at the Acquisitions.
These percentages reflect the longer estimated useful lives of traditional ice plant and equipment as compared to Packaged Ice Systems. This decrease more that offset the increase related to the amortization of goodwill resulting from the Acquisitions.

         Other Income: Other income increased $.57 million from $.01 million for the nine months ended September 30, 1996 to $.58 million for the nine months ended September 30, 1997. This increase was due primarily to the receipt of lease and management fee income in the first quarter of 1997, and to an increase in interest income derived from the investment of unexpended proceeds from the issuance of the Series A/B Notes.

         Interest Expense: Interest expense increased $3.1 million from $.1 million for the nine months ended September 30, 1996 to $3.2 million for the nine months ended September 30, 1997. This increase was a result of higher levels of debt associated with the Company borrowing $50.0 million from the issuance of the Series A/B Notes.

         Net Loss: Net loss increased $1.6 million from $.4 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997. The increase in the loss is due to the increase in interest expense more than offsetting the increased income from operations due to the Acquisitions.


         EBITDA: As a result of the foregoing, EBITDA increased $3.9 million from $.7 million for the nine months ended September 30, 1996 to $4.6 million for the nine months ended September 30, 1997. This increase was due in part to increased sales from new Packaged Ice Systems but resulted primarily from the addition of the results of operations from the Acquisitions during the nine months.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1997, the Company had net cash provided by operating activities of $0.3 million net cash used in investing activities of $32.6 million, consisting primarily of $25.7 million used to complete the Acquisitions and $6.7 million used to purchase Packaged Ice Systems; and net cash provided by financing activities of $36.7 million, consisting of $5.9 million of borrowing from the new Facility, $47.0 million net from the issuance of the Series A/B Notes, which was offset by $17 million repayment of debt, and $3.0 million from the issuance of common and preferred stock, which was offset by $1.5 million purchase of treasury stock; thus, resulting in a net increase in cash and equivalents of $4.5 million.

         During the nine months ended September 30, 1997, the Company acquired certain traditional ice businesses and certain assets to complement its core business in primarily Texas, Arizona, California, Arkansas and Oklahoma for purchase prices totaling approximately $25.7 million cash and 1,144,911 shares of common stock valued at $10 a share. Such cash expenditures were funded from the proceeds of the sale of the Series A/B Notes and from borrowings from the Facility.

         At September 30, 1997 the Company had cash on hand of $3.8 million to meet its short-term liquidity requirements. Additionally, the Company had up to a potential $14.1 million available to fund acquisitions under the Facility from Zion Bank N.A. and Frost National Bank subject to meeting certain borrowing base limitations under the terms of the Facility. Loans under the Facility will bear interest at a variable maximum rate of prime plus 1% and as low as prime dependent upon certain ratios of the Company's EBITDA to total debt service coverage requirements. The Company, at its option, may fix any portion of the loan at a margin above LIBOR rates, again dependent upon the same ratios, at any time. Borrowings under the Facility will be repayable interest only for a period of two years. Thereafter, principal payments equal to $250,000 per month plus accrued interest on outstanding balances will be due until six years from original date when any outstanding principal balance together with accrued interest will be due and payable. The terms of the Facility require a pledge of substantially all of the assets of the Company and the Subsidiary Guarantors. Accordingly, the Series A/B Notes and Series C Notes (together the "Notes") and Subsidiary Guarantees have effectively been subordinated to the extent of the collateral used to secure such bank indebtedness. In the event of a default on the Notes, or a bankruptcy, liquidation or reorganization of the Company, such assets available to satisfy obligations with respect to the secured indebtedness under the Facility before any payment therefrom could be made on the Notes. The Series A/B Notes and Series C Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay dividends or make distributions with respect to the Company capital stock or make certain other payments, to incur indebtedness, or to create liens. The Series A/B Notes and Series C Notes are fully and unconditionally, on a joint and several basis, guaranteed by current and future subsidiaries of the Company.

The Company expects to meet its short-term liquidity requirements and finance the placement of additional Packaged Ice Systems, the acquisition of additional traditional ice manufacturing companies, and capital expenditures to maintain existing operations with cash provided by operations, proceeds of the Series C Notes, proceeds of the borrowings under the Facility, and the Private issuance of equity securities.

The Company's Packaged Ice Systems are expected to range in cost from $11,500 to $18,500 per installation and capital expenditures for such systems are expected to be approximately $6.6 million in fiscal 1997 and $11.6 million per annum thereafter. During the next two years, the Company expects to continue acquiring traditional ice companies using a combination of cash and Common Stock, and has budgeted approximately $42.8 million for acquisitions in fiscal 1997 and $18.0 million in fiscal 1998. There can be no assurance that acquisitions based upon the Company's criteria can be obtained or that funds will be available in sufficient amounts to finance such acquisitions. Capital expenditures to maintain and expand traditional ice facilities are expected to be approximately $1.9 million in fiscal 1997 and $5.7 million in fiscal 1998.

The Company intends to satisfy its obligations under the Series A/B Notes, the Series C Notes, the Facility as well as its future capital expenditures and working capital requirements, primarily with cash flow from operations or equity capital. The Company may also seek, and is in discussions regarding, additional debt or equity capital. The availability of such capital will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or capital expenditures for the placement of Packaged Ice Systems to sustain the Company's recent rate of growth.

SUBSEQUENT EVENTS

         On October 6 the Company completed the exchange of Series A Notes for Series B Notes. On October 16, 1997, the Company issued the Series C Notes in the principal amount of $25 million, primarily with the holders of the Series A/B Notes. The terms of the Series C Notes are substantially the same as those of the Series A/B notes. The Company used a portion of the proceeds thereof to retire the $5.9 million outstanding balance of the Facility, and to complete a portion of the acquisitions budgeted for closing in the final quarter of 1997.

GENERAL ECONOMIC TRENDS AND SEASONALITY

         The Company's results of operations are generally affected by economic trends in its market area but results to date have not been impacted by inflation. If an extended period of high inflation is encountered, the Company believes that it will be able to pass on its higher costs to its customers.

         The packaged ice industry as a whole is extremely seasonal. In the warm weather regions where the Company primarily operates, however, this seasonality is less pronounced. Approximately 66% of the Company's revenues occur during the second and third fiscal quarters when the weather conditions are generally warmer and demand is greater. Approximately 15% of the Company's revenues occur during the first fiscal quarter, and approximately 19% of the Company's revenues occur during the fourth fiscal quarter when the weather is generally cooler. These percentages can vary slightly from region to region within the sunbelt depending upon the degree of volatility of the seasons.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On October 6, 1997 the Company completed the exchange of Series A Notes for Series B Notes. On October 16, 1997, the Company and U.S. Trust Company of Texas, N.A., as Trustee amended the indenture (the "Indenture") governing the 12% Series A/B Senior Notes due 2004 ("Series A/B Notes"), the registered securities, as part of a private placement on October 16, 1997 of 25,000 units consisting of $25,000,000 12% Series C Senior Notes due 2004 ("Series C Notes")and warrants to purchase 255,943 shares of Common Stock. The Series C Notes are substantially identical in their terms to the Series A/B Notes. The amendment to the Indenture allowed the Company to issue the Series C Notes.

         (b) See item 2(a) concerning the issuance of the Series C Notes. The Series C Notes rank pari passu with the Series A/B Notes and thus increase the amount of unsecured indebtedness of the Company. The proceeds of the Series C Notes was partially applied to eliminate the Company's outstanding borrowings under the Facility and to fund the acquisition of additional assets.

         (c) On July 17, 1997, the Company sold 300,000 shares of the Company's common stock for $10 per share for a total of $3,000,000 to SV Capital Partners, L.P. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 100,000 shares of the Company's common stock for $1,400,000 or $14 per share. The warrant expires on July 16, 2002 if not previously exercised. The Company issued the stock and warrant in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock and warrant for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock and warrant bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

         On August 21, 1997, the Company issued 15,411 shares of the Company's common stock to two investors as partial consideration for substantially all of the assets of Whitted Ice Service. The stock was valued at $10 per share or $154,100. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

         On September 3, 1997, the Company issued 15,000 shares of the Company's common stock to an investor as partial consideration for all of the outstanding stock of First Ice Company and Codurus Leasing Company. The stock was valued at $150,000 or $10 per share. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

         On September 4, 1997, the Company issued 56,500 shares of the Company's common stock to an investor as consideration for all of the assets of A Alaska Ice, Inc. The stock was valued at $565,000 or $10 per share. The Company issued the stock in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

         On September 11, 1997, the Company issued 15,000 shares of the Company's common stock to three investors as partial consideration for the outstanding shares of McGehee-Neutze, Inc. and Gus Neutze Truck Company, Inc. The stock was valued at $150,000 or $10 per share. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

         On September 12, 1997, the Company issued 51,000 shares of the Company's common stock to two investors as partial consideration for all of the outstanding shares of Century Ice of Tulsa, Inc. and Ice Cold Enterprises. The stock was valued at $510,000 or $10 per share. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

         On September 27, 1997, the Company issued 30,000 shares of the Company's common stock to two investors as partial consideration for all of the outstanding shares of A-Arctic Ice Co. The stock was valued at $300,000 or $10 per share. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

         On October 16, 1997, the Company consummated a private placement of 25,000 units (the "Series C Offering") consisting of $25,000,000 aggregate principal amount of Series C 12% Senior Notes due 2004 and warrants to purchase 255,943 shares of common stock of the Company. The Series C Notes were issued on substantially identical terms as its outstanding Series A/B Notes due 2004. The proceeds of the Series C Offering were applied to reduce a portion of the Company's outstanding borrowings under its senior credit facility, for acquisition of assets, capital expenditures and working capital.

         Contemporaneously with the Series C Offering, the Company solicited consents from holders of the Series A/B Notes pursuant to the terms of a consent solicitation statement (the "Consent Solicitation Statement") to amend (the "Amendment") the indenture governing the Series A/B Notes (the "Indenture") to modify the covenant restricting the Company's ability to incur debt. The completion of the Series C Offering was conditioned upon the effectiveness of the Amendment.

         The consent solicitation with respect to the Amendment expired at 5:00 p.m., New York City time, on October 10, 1997 on or prior to which time the Company had received consents from holders of at least a majority of the consents required to give effect to the Amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

         The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

                               INDEX TO EXHIBITS

Exhibit No.      Description
-----------      -----------
3.1      Articles of Incorporation of Packaged Ice, Inc. (the "Company") filed with the Secretary of State of the State of Texas on August 14, 1990.
         (Exhibit 3.1)(1)

3.2 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on February 5, 1992.
         (Exhibit 3.2)(1)

3.3 Certificate of Designation of Series A Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on September 19, 1995. (Exhibit 3.3)(1)

3.4 Certificate of Designation of Series B Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on January 10, 1997. (Exhibit 3.4)(1)

3.5      Amended and Restated Bylaws of the Company, effective as of January
         20, 1997. (Exhibit 3.5)(1)

4.1      Indenture, dated April 17, 1997, among the Company, as Issuer, the
         Subsidiary Guarantors identified therein (the "Guarantors"), and U.S.
         Trust Company of Texas, N.A. as Trustee. (Exhibit 4.1)(1)

4.2      Registration Rights Agreement, dated as of April 17, 1997, among the
         Company, the Subsidiary Guarantors, and the purchasers of the Notes.
         (Exhibit 4.2)(1)

4.3      First Supplemental Indenture, dated as of October 16, 1997, among the
         Company, the Subsidiary Guarantors, and the Purchasers of the Notes.

4.4 Supplemental Indenture, dated as of October 23, 1997, for Indenture dated as of April 17, 1997.

10.1     Stock Purchase Agreement, dated as of July 17, 1997, by and between
         Packaged Ice, Inc. and SV Capital Partners, L.P. (Exhibit 10.38)(2)

10.2 Common Stock Purchase Warrant No. SV-1, dated July 17, 1997, executed by Packaged Ice, Inc. for the benefit of SV Capital Partners, L.P.
         (Exhibit 10.39)(2)

10.3     Voting Agreement, dated July 17, 1997, by and among Packaged Ice,
         Inc., SV Capital Partners, L.P. and substantially all of the shareholders of Packaged Ice, Inc. (Exhibit 10.40)(1)

10.4 Registration Rights Agreement, dated as of July 17, 1997, by and between Packaged Ice, Inc. and SV Capital Partners, L.P.
         (Exhibit 10.41)(2)

10.5     Parallel Exit Agreement, dated July 17,1997, by and among Packaged
         Ice, Inc., SV Capital Partners, L.P., and certain of Packaged Ice,
         Inc.'s shareholders (James F. Stuart, A. J. Lewis III, and Steven P.
         Rosenberg). (Exhibit 10.42)(2)

10.6     Indemnification Agreement, dated July 17, 1997, by and between Packaged
         Ice, Inc. and Rod Sands, indemnifying Mr. Sands as a director of Packaged Ice, Inc. (Exhibit 10.43)(2)

10.7     Warrant Agreement among the Company and U.S. Trust Company of Texas,
         N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997.

10.8     Credit Agreement by and among the Company, The Frost National Bank
         (individually and as Agent for Zions and other Banks)), and Zions
         First National Bank (individually), dated as of September 15, 1997.

10.9     First Amendment to Credit Agreement dated as of October 16, 1997.

10.10 Agreement (Patents) (United States) dated as of September 15, 1997, executed by the Company in favor of Agent.

10.11 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of The Frost National Bank.

10.12 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of Zions First National Bank.

10.13 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SWI in favor of Agent and Banks.

10.14 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by MPI in favor of Agent and Banks.

10.15 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by PILI in favor of Agent and Banks.

10.16 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SII in favor of Agent and Banks.

10.17 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by STPI in favor of Agent and Banks.

10.18 Security Agreement dated as of September 15, 1997, executed by the Company as Debtor in favor of Agent.

10.19 Security Agreement dated as of September 15, 1997, executed by STPI as Debtor in favor of Agent.

10.20    Security Agreement dated as of September 15, 1997, executed by SWI as
         Debtor in favor of Agent.

10.21    Security Agreement dated as of September 15, 1997, executed by MPI as
         Debtor in favor of Agent.

10.22    Security Agreement dated as of September 15, 1997, executed by PILI as
         Debtor in favor of Agent.

10.23    Deed of Trust, Assignment of Rents, Security Agreement, and Fixture
         Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona.

10.24    Pledge and Security Agreement (Subsidiary Stock) dated as of September
         15, 1997, executed by the Company as Pledgor in favor of Agent.

10.25    Deed of Trust, Assignment of Rents, Security Agreement, and Fixture
         Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Pima County, Arizona.

10.26    Leasehold Deed of Trust, Assignment of Rents, Security Agreement, and
         Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona.


10.27    Deed of Trust, Security Agreement, Assignment of Rents, and Fixture
         Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Imperial and San Diego Counties,
         California.

10.28    Leasehold Deed of Trust, Security Agreement, Assignment of Rents, and
         Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of San Diego County, California.

10.29    Deed of Trust, Security Agreement, and Fixture Filing dated as of
         September 15, 1997, executed by SWI, as filed of record in the Real
         Property Records of Shelby County, Tennessee.

10.30    Deed of Trust, Assignment Security Agreement, and Financing Statement
         (Refugio County) dated as of September 15, 1997, executed by MPI, as filed of record in the Real Property Records of Refugio County, Texas.

10.31    Deed of Trust, Assignment Security Agreement, and Financing Statement
         (Cameron and Hidalgo Counties) dated as of September 15, 1997,executed by SWI, as filed of record in the Real Property Records of Cameron and Hidalgo Counties, Texas.

10.32    Subordination, Attornment and Non-Disturbance Agreement dated as of
         September 15, 1997, by and between Mid Valley Industries, as Tenant, and Agent, covering property located at 101 North 16th Street, McAllen,
         Texas 78501.

10.33    Leasehold Deed of Trust, Assignment, Security Agreement, and Financing
         Statement (Nueces County) dated as of September 15, 1997, executed by
         MPI, as filed of record in the Real Property Records of Nueces County, Texas.

10.34    Leasehold Deed of Trust, Assignment, Security Agreement, and Financing
         Statement (Dallas County) dated as of September 15, 1997, executed by the Company, as filed of record in the Real Property Records of Dallas
         County, Texas.

10.35 Indenture, dated October 16, 1997, among the Company, as Issuer, the guarantors identified therein (the "Guarantors"), and U.S. Trust
         Company of Texas, N.A. as Trustee.

10.36    Registration Rights Agreement, dated as of October 16, 1997, among the
         Company, the Subsidiary Guarantors, and the purchasers of the Notes.

10.37    Purchase Agreement, dated October 10, 1997, among the Company, the
         Guarantors, and Jefferies & Company , Inc. (the Initial Purchaser of the Notes).

10.38    Securityholder's and Registration Rights Agreement, dated as of October
         16, 1997, among the Company and the Initial Purchaser.

10.39 Supplemental Indenture dated as of October 23, 1997, for Indenture dated as of October 16, 1997.

10.40    Trademark License Agreement between Culligan International Company and
         Packaged ice, Inc. dated as of October 31, 1997.

10.41    Asset Purchase Agreement between Southwestern Ice, Inc. and Pure Flo
         Package Water and Ice Co. dated as of June 30, 1997.


10.42    Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and W. Brad
         Troutman and James V. White, Jr., Stockholders, holders of all of the outstanding stock of First Ice Company and Codurus Leasing Company, dated as of September 4, 1997.

10.43    Asset Purchase Agreement between Southwestern Ice, Inc. and CMC Ice,
         Inc., Carlos Shannon, and Linda Shannon dated as of September 4, 1997.

10.44    Asset Purchase Agreement between Southwestern Ice, Inc. and CJC Ice,
         Inc. dated as of September 4, 1997.

10.45    Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and Warren
         F. Kruger and Julie S. Kruger, stockholders, holders of all of the outstanding stock of Century Ice of Tulsa, Inc. and Ice Cold
         Enterprises, Inc., dated as of September 12, 1997.

11.1     Computation of Earnings Per Common Share and Common Equivalents Share

27.1     Financial data schedule.


(1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-29357) filed with the SEC on June 16, 1997.

(2) Filed as an Exhibit to the Amendment No. 1 to the Company's Registration Statement No. 333-29357 on Form S-4 with the SEC on July 29, 1997.

     (b) Report on Form 8-K:

     The Company filed a report on Form 8-K on October 31, 1997 regarding the Trademark License Agreement between the Company and Culligan Water Technologies, Inc. dated October 31, 1997 and discussions with Culligan and other investors with respect to a possible investment in the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        Packaged Ice, Inc.




Date:  November 13, 1997         By:    /s/ A.J. Lewis III
                                       -----------------------------------------
                                        A.J. Lewis III
                                        President


Date:  November 13, 1997         By:    /s/ James C. Hazlewood
                                        ----------------------------------------
                                        James C. Hazlewood
                                        Chief Financial and Accounting Officer

                              INDEX TO EXHIBITS

Exhibit No.      Description
-----------      -----------
3.1      Articles of Incorporation of Packaged Ice, Inc. (the "Company") filed with the Secretary of State of the State of Texas on August 14, 1990.
         (Exhibit 3.1)(1)

3.2 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on February 5, 1992.
         (Exhibit 3.2)(1)

3.3 Certificate of Designation of Series A Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on September 19, 1995. (Exhibit 3.3)(1)

3.4 Certificate of Designation of Series B Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on January 10, 1997. (Exhibit 3.4)(1)

3.5      Amended and Restated Bylaws of the Company, effective as of January
         20, 1997. (Exhibit 3.5)(1)

4.1      Indenture, dated April 17, 1997, among the Company, as Issuer, the
         Subsidiary Guarantors identified therein (the "Guarantors"), and U.S.
         Trust Company of Texas, N.A. as Trustee. (Exhibit 4.1)(1)

4.2      Registration Rights Agreement, dated as of April 17, 1997, among the
         Company, the Subsidiary Guarantors, and the purchasers of the Notes.
         (Exhibit 4.2)(1)

4.3      First Supplemental Indenture, dated as of October 16, 1997, among the
         Company, the Subsidiary Guarantors, and the Purchasers of the Notes.

4.4 Supplemental Indenture, dated as of October 23, 1997, for Indenture dated as of April 17, 1997.

10.1     Stock Purchase Agreement, dated as of July 17, 1997, by and between
         Packaged Ice, Inc. and SV Capital Partners, L.P. (Exhibit 10.38)(2)

10.2 Common Stock Purchase Warrant No. SV-1, dated July 17, 1997, executed by Packaged Ice, Inc. for the benefit of SV Capital Partners, L.P.
         (Exhibit 10.39)(2)

10.3     Voting Agreement, dated July 17, 1997, by and among Packaged Ice,
         Inc., SV Capital Partners, L.P. and substantially all of the shareholders of Packaged Ice, Inc. (Exhibit 10.40)(1)

10.4 Registration Rights Agreement, dated as of July 17, 1997, by and between Packaged Ice, Inc. and SV Capital Partners, L.P.
         (Exhibit 10.41)(2)

10.5     Parallel Exit Agreement, dated July 17,1997, by and among Packaged
         Ice, Inc., SV Capital Partners, L.P., and certain of Packaged Ice,
         Inc.'s shareholders (James F. Stuart, A. J. Lewis III, and Steven P.
         Rosenberg). (Exhibit 10.42)(2)

10.6     Indemnification Agreement, dated July 17, 1997, by and between Packaged
         Ice, Inc. and Rod Sands, indemnifying Mr. Sands as a director of Packaged Ice, Inc. (Exhibit 10.43)(2)

10.7     Warrant Agreement among the Company and U.S. Trust Company of Texas,
         N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997.

10.8     Credit Agreement by and among the Company, The Frost National Bank
         (individually and as Agent for Zions and other Banks)), and Zions
         First National Bank (individually), dated as of September 15, 1997.

10.9     First Amendment to Credit Agreement dated as of October 16, 1997.

10.10 Agreement (Patents) (United States) dated as of September 15, 1997, executed by the Company in favor of Agent.

10.11 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of The Frost National Bank.

10.12 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of Zions First National Bank.

10.13 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SWI in favor of Agent and Banks.

10.14 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by MPI in favor of Agent and Banks.

10.15 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by PILI in favor of Agent and Banks.

10.16 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SII in favor of Agent and Banks.

10.17 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by STPI in favor of Agent and Banks.

10.18 Security Agreement dated as of September 15, 1997, executed by the Company as Debtor in favor of Agent.

10.19 Security Agreement dated as of September 15, 1997, executed by STPI as Debtor in favor of Agent.

10.20    Security Agreement dated as of September 15, 1997, executed by SWI as
         Debtor in favor of Agent.

10.21    Security Agreement dated as of September 15, 1997, executed by MPI as
         Debtor in favor of Agent.

10.22    Security Agreement dated as of September 15, 1997, executed by PILI as
         Debtor in favor of Agent.

10.23    Deed of Trust, Assignment of Rents, Security Agreement, and Fixture
         Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona.

10.24    Pledge and Security Agreement (Subsidiary Stock) dated as of September
         15, 1997, executed by the Company as Pledgor in favor of Agent.

10.25    Deed of Trust, Assignment of Rents, Security Agreement, and Fixture
         Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Pima County, Arizona.

10.26    Leasehold Deed of Trust, Assignment of Rents, Security Agreement, and
         Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona.

10.27    Deed of Trust, Security Agreement, Assignment of Rents, and Fixture
         Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Imperial and San Diego Counties,
         California.

10.28    Leasehold Deed of Trust, Security Agreement, Assignment of Rents, and
         Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of San Diego County, California.

10.29    Deed of Trust, Security Agreement, and Fixture Filing dated as of
         September 15, 1997, executed by SWI, as filed of record in the Real
         Property Records of Shelby County, Tennessee.

10.30    Deed of Trust, Assignment Security Agreement, and Financing Statement
         (Refugio County) dated as of September 15, 1997, executed by MPI, as filed of record in the Real Property Records of Refugio County, Texas.

10.31    Deed of Trust, Assignment Security Agreement, and Financing Statement
         (Cameron and Hidalgo Counties) dated as of September 15, 1997,executed by SWI, as filed of record in the Real Property Records of Cameron and Hidalgo Counties, Texas.

10.32    Subordination, Attornment and Non-Disturbance Agreement dated as of
         September 15, 1997, by and between Mid Valley Industries, as Tenant, and Agent, covering property located at 101 North 16th Street, McAllen,
         Texas 78501.

10.33    Leasehold Deed of Trust, Assignment, Security Agreement, and Financing
         Statement (Nueces County) dated as of September 15, 1997, executed by
         MPI, as filed of record in the Real Property Records of Nueces County, Texas.

10.34    Leasehold Deed of Trust, Assignment, Security Agreement, and Financing
         Statement (Dallas County) dated as of September 15, 1997, executed by the Company, as filed of record in the Real Property Records of Dallas
         County, Texas.

10.35 Indenture, dated October 16, 1997, among the Company, as Issuer, the guarantors identified therein (the "Guarantors"), and U.S. Trust
         Company of Texas, N.A. as Trustee.

10.36    Registration Rights Agreement, dated as of October 16, 1997, among the
         Company, the Subsidiary Guarantors, and the purchasers of the Notes.

10.37    Purchase Agreement, dated October 10, 1997, among the Company, the
         Guarantors, and Jefferies & Company , Inc. (the Initial Purchaser of the Notes).

10.38    Securityholder's and Registration Rights Agreement, dated as of October
         16, 1997, among the Company and the Initial Purchaser.

10.39 Supplemental Indenture dated as of October 23, 1997, for Indenture dated as of October 16, 1997.

10.40    Trademark License Agreement between Culligan International Company and
         Packaged ice, Inc. dated as of October 31, 1997.

10.41    Asset Purchase Agreement between Southwestern Ice, Inc. and Pure Flo
         Package Water and Ice Co. dated as of June 30, 1997.




10.42    Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and W. Brad
         Troutman and James V. White, Jr., Stockholders, holders of all of the outstanding stock of First Ice Company and Codurus Leasing Company, dated as of September 4, 1997.

10.43    Asset Purchase Agreement between Southwestern Ice, Inc. and CMC Ice,
         Inc., Carlos Shannon, and Linda Shannon dated as of September 4, 1997.

10.44    Asset Purchase Agreement between Southwestern Ice, Inc. and CJC Ice,
         Inc. dated as of September 4, 1997.

10.45    Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and Warren
         F. Kruger and Julie S. Kruger, stockholders, holders of all of the outstanding stock of Century Ice of Tulsa, Inc. and Ice Cold
         Enterprises, Inc., dated as of September 12, 1997.

11.1     Computation of Earnings Per Common Share and Common Equivalents Share

27.1     Financial data schedule.

(1)  Filed as an Exhibit to the Company's Registration Statement on Form S-4
(File No. 333-29357) filed with the SEC on June 16, 1997.

(2)  Filed as an Exhibit to the Amendment No. 1 to the Company's Registration
Statement No. 333-29357 on Form S-4 with the SEC on July 29, 1997.