Form 10-K
period 1997-12-31
PACKAGED ICE INC
filed 1998-03-30
CIK 917731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-K


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from........to........

Commission file number 333-29357

                               PACKAGED ICE, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS                                          76-0316492
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                          8572 KATY FREEWAY, SUITE 101
                              HOUSTON, TEXAS 77024
               (Address of principal executive offices) (Zip Code)
                                 (713) 464-9384
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
           ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes      No
                     ---      ---

The total number of shares of Common Stock, par value $.01 per share, outstanding as of March 13, 1998 was 4,813,542.

                               PACKAGED ICE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I
   Item 1.    Description of Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

   Item 2.    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
   Item 3.    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

   Item 4.    Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART II

   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters   . . . . . . . . . . . . . . . .  11

   Item 6.    Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   . . . . . . . .  14

   Item 8.    Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

   Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure  . . . . . . . . .  18

PART III

   Item 10.  Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . .  19

   Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

   Item 12.  Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . . . . . . .  23

   Item 13.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .  28

FORWARD LOOKING STATEMENTS
Some of the statements made in this Form 10-K Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (i) general economic trends and seasonality, (ii) substantial leverage and ability to service debt, (iii) availability of credit facilities and restrictive covenants, (iv) risks of acquisition and failure to integrate acquired businesses, (v) availability of capital sources, and (vi) competition. Investors are cautioned that all forward-looking statements involve risks and uncertainty.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Packaged Ice, Inc. (the "Company") was incorporated in 1990 in Texas. The Company is a leading manufacturer and distributor of packaged ice and is pursuing a consolidation strategy within the highly fragmented packaged ice industry. The Company conducts its operations within a single segment of the industry, i.e., the manufacturing and sale of packaged ice products. Distribution of the products is made using two methods, (i) traditional delivery of ice from a central point of production, and (ii) point of sale production by a proprietary ice bagging system ("Packaged Ice System"). The Company currently serves over 25,000 customer locations in 17 states and has grown significantly through strategic acquisitions of traditional ice companies and the placement of proprietary ice machines which produce, package and store ice through an automated, self-contained process. Management believes the acquisition of traditional ice companies provides the Company with significant competitive advantages in the "roll out" of Packaged Ice Systems. Through these strategic acquisitions, the Company enters new markets, gains additional production capacity and leverages the relationships of acquired companies with grocery and convenience store customers. Since April 1997, the Company has completed 45 acquisitions (33 through December 31, 1997-the "Acquisitions" ), adding annual historical revenues of approximately $67.2 million, on a pro forma basis, ($47.8 million through December 31, 1997), and expanded the Company's presence throughout key markets in the southern half of the United States. In addition, the Company increased its installed base of Packaged Ice Systems from 658 machines at December 31, 1996 to 1,031 machines, and, as of December 31, 1997, had a backlog of approximately 175 Packaged Ice System additional installations.

INDUSTRY OVERVIEW

The packaged ice industry is seasonal, but on a year-to-year basis remains stable, generally only affected by abnormally cold or rainy weather within a region. The packaged ice industry remains highly fragmented with over 3,000 companies, consisting primarily of "mom and pop" packaged ice companies that lack significant capital resources. Traditional ice manufacturers produce and package ice at centrally located facilities and distribute to a limited market radius of approximately 100 miles, mainly due to high shipping and product distribution costs. Efficient distribution and customer concentration is important, as transportation is a high cost component in the price of manufactured ice within a traditional ice delivery system. It is difficult to ensure prompt and reliable delivery during peak seasonal months in large markets with traditional ice delivery systems. As a result, the ice business has historically been a regional service business.

THE PACKAGED ICE SYSTEM

In 1994, the Company completed the development of its proprietary system ("Packaged Ice System") that utilizes state-of- the-art technology to produce, package and store ice directly at customer locations. The Packaged Ice System consists of standard Hoshizaki America, Inc. ("Hoshizaki") ice cubers, an ice merchandiser built to the Company's specifications by Beverage Air Corporation ("Beverage Air") and a bagging machine, the heart of the Packaged Ice System, manufactured by Lancer Corporation ("Lancer"), a shareholder of the Company, under an exclusive original equipment manufacturing agreement. Lancer is an engineering and manufacturing company that is a primary vendor of fountain soft drink dispensing machines for Coca-Cola, Inc. Arrow Industries, Inc., a subsidiary of ConAgra Corporation, manufactures the majority of bags used in the Packaged Ice System to the Company's specifications.

The Packaged Ice System is capable of producing up to 40,000 bags of ice per year and is most frequently used in large supermarkets. The latest generation of the Packaged Ice System is equipped with remote communication capability which allows the Company's national service center to track production, monitor the systems, and diagnose and correct system errors through the use of a central processing unit. The Packaged Ice Systems are serviced by trained representatives and are designed to provide a high degree of reliability and serviceability through the use of interchangeable parts and a durable stainless steel cabinet. To guard against product contamination and satisfy consumer demand for high quality, sanitary ice, the Packaged Ice System was engineered to meet all specifications delineated by the National Sanitation Foundation ("NSF") for ice production and contains a patented automatic sanitizing system. In addition, the Packaged Ice System is U.L. approved.

The Company began development of the Packaged Ice System in 1990, and experienced cumulative losses from continuing operations of $1.4 million during the first four years, which were devoted primarily to research and development. In addition, management estimates that the Company's strategic partners, Hoshizaki, Lancer and Beverage Air, funded an aggregate of over $3.5 million of the development costs of the Packaged Ice System. Management believes that the technology utilized in the Packaged Ice System is unique, with several patents covering the bagging device, and that there are significant barriers to entry for new and existing competitors with respect to the development of a competitive and reliable machine that performs the same functions as the Packaged Ice System.

BUSINESS STRATEGY

The Company intends to continue its efforts to acquire traditional ice companies in strategic markets. Acquisitions of existing manufacturers and distributors of packaged ice have provided the Company with (i) quick access to key markets, accelerating the roll out of Packaged Ice Systems, (ii) a source of stable cash flow, (iii) a national scope to better service large supermarket and convenience store chains and (iv) economies of scale and cost savings. Management believes that the Company's proven ability to enter new markets through traditional acquisitions and the numerous advantages that the Packaged Ice System provides to retailers will enable the Company to increase the penetration of Packaged Ice Systems in supermarkets and convenience stores.

Acquire Traditional Ice Manufacturing Companies in Highly Fragmented Industry. The Company believes that the highly fragmented packaged ice industry contains numerous acquisition opportunities for service-oriented companies with superior ice delivery systems and significant capital resources. The Company's acquisition strategy is to target well- managed, traditional ice producers with favorable demographics and significant customer bases in both new and existing market areas. This acquisition strategy allows the Company to broaden geographic coverage, increase market share, provide for additional distribution channels through which to place Packaged Ice Systems, and achieve greater economies of scale. In determining which businesses may be suitable acquisition candidates, management conducts demographic and competitive analyses and performs comprehensive due diligence on the target's facilities, management, existing customer base and it's growth opportunities.

Upon closing an acquisition, the Company seeks reductions in operating costs and working capital requirements by (i) closing or combining less efficient or redundant manufacturing and distribution facilities, (ii) maximizing routing efficiencies, (iii) managing vendor relationships to ensure a high level of responsiveness and favorable pricing, (iv) increasing market concentration of Packaged Ice Systems to improve merchandising and servicing efficiencies and (v) consolidating certain administrative and selling functions to eliminate redundancies and excess costs. Since the Company is focusing its acquisition efforts on related businesses, it anticipates that the customer base of any acquired business will be similar to its own and therefore administrative areas such as management information systems, accounting systems and customer support may be consolidated.

Expand Market Presence Through Placement of Packaged Ice Systems. Management believes that the Packaged Ice System provides numerous advantages to the retailer including (i) providing a continuous supply of ice, and thus reducing the frequency of product shortages typical of traditional ice delivery, (ii) significantly reducing costs associated with delivery and storage at the retail location, (iii) satisfying consumer demand for a higher quality and more sanitary ice than typically found with traditional ice delivery, (iv) effectively managing inventory through computerized production tracking and dedicated technical support and (v) increasing safety by reducing "slip and fall" accidents.

The Packaged Ice System, when combined with traditional delivery methods, provides the Company with significant advantages, including (i) higher operating margins due to significantly reduced production and distribution costs, (ii) a delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from its traditional ice manufacturing facilities, (iii) the ability to redistribute production from its traditional ice facilities to additional customers as well as satisfy seasonal peak demand at stores with Packaged Ice Systems and (iv) superior product quality. Management has recognized these benefits of combining traditional delivery methods with the Packaged Ice System. As a result, the Company's strategy has been to enter new markets through traditional acquisitions and, soon thereafter, to begin placing Packaged Ice Systems throughout the region.

ACQUISITIONS

In April 1997, the Company initiated its strategy of controlled growth through acquisitions of traditional ice companies with the purchase of Mission Party Ice, Inc. (Mission), Southwest Texas Packaged Ice, Inc. (STPI) and Southwestern Ice, Inc. (SWI), collectively, the "April Acquisitions". Since initiating the acquisition strategy, the Company has completed 45 acquisitions through March 20, 1998, with annual historical revenues of approximately $67.2 million, expanding the Company's presence throughout numerous key markets as highlighted below:


                                       APPROXIMATE
                                       HISTORICAL
                       NUMBER OF         ANNUAL
                     MANUFACTURING      REVENUES
 LOCATION              FACILITIES        ($MM)
 --------              ----------      -----------
Texas ...........        9              $13.6
Florida .........        4                7.3
Arkansas ........        2                5.5
California ......        5                6.5
Arizona .........        3               13.3
Utah ............        1                1.3
Oklahoma ........        2                5.4
Louisiana .......        5                5.5
Tennessee .......        1                1.2
New Mexico ......        1                0.3

Colorado ........        1                7.3
                        --              -----
        Total ...       34              $67.2
                        ==              =====


The Company has entered, or expects to enter, into definitive agreements to acquire five (5) additional traditional ice companies (the "Pending Acquisitions") in 1998. The total aggregate consideration for the Pending Acquisitions is estimated to be $20.6 million, consisting of $17.6 million in cash and $3.0 million in shares of the Company's Common Stock issued to selling shareholders.

The Company has signed a definitive agreement to purchase all of the common stock of Reddy Ice Corporation (with 1997 revenues of $66.3 million) for approximately $172 million in cash. The transaction is subject to customary conditions including review under the Hart Scott Rodino Act and receipt of financing by the Company. The Company intends to fund the acquisition through a combination of financing sources including a new credit facility from a banking institution, the sale of preferred stock and the issuance of additional New Senior Notes. Management believes that these financing facilities will be sufficient to conclude the proposed acquisition and provide the Company with adequate liquidity for future working capital requirements. The Company anticipates the transaction to close by the end of May 1998.

DISTRIBUTION AND SALES

Efficient service, distribution and pricing are the key determinants of profitability due to the limited amount of product differentiation in the packaged ice industry. The Company delivers ice to consumers through (i) traditional distribution methods and (ii) placement of Packaged Ice Systems.

Traditional Distribution. The Company transports packaged ice produced at its traditional manufacturing facilities to its retail and commercial customers. The Company utilizes an extensive computerized database which tracks the time and quantity of customer purchases, estimates customer inventory levels, catalogues client service histories and details on- site storage capacities. The system then integrates this data with information concerning truck availability and capacity. This allows the Company to efficiently schedule daily deliveries and service calls. In addition, the Company's market presence provides it with the necessary customer density to efficiently transport its products.

Packaged Ice System Placement. By producing and bagging the ice at the customer's location, the Company's Packaged Ice System reduces the Company's distribution costs. To store and inventory ice, traditional producers build expensive refrigerated facilities and incur significant utility costs to maintain temperatures significantly below freezing (20degrees to -10degrees). The Packaged Ice System eliminates these storage costs by moving ice production to the site of the customer. Traditional manufacturers are also subject to high transportation costs, especially over long distances. These expenses are minimized by on-site production. Remote communications systems between the Packaged Ice Systems and the Company's national service center allow for monitoring of on-site inventories and usage, thereby enhancing the Company's service quality and efficiency. As a result of these cost savings, the proprietary Packaged Ice System provides the Company with (i) higher operating margins, and (ii) a delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from its traditional ice manufacturing facilities.

The Company places its Packaged Ice Systems inside supermarkets and other commercial locations, such as airport catering facilities, construction staging areas, and large manufacturing plants. The Company provides the machines and pays for all installation costs, while the retailer provides and pays for the cost of water, sewer and electricity. The Company maintains ownership of the machines and charges its customers by the bag. The Company's prices are competitive with prices for bagged ice delivered by traditional ice companies. The Company believes that retailers are becoming increasingly aware of the benefits of the Packaged Ice System, which provides a high quality product without the necessity of receiving large shipments of ice on a weekly or more frequent basis.

In accordance with the Company's expansion strategy, the placement of the Packaged Ice Systems at customer locations is based upon a thorough review of each site, which primarily focuses on the historical ice sales at the site. Also included in the site review is an analysis of the surrounding trade area, the level of overall retail activity, the level of direct competition and the proximity of the site to other Packaged Ice Systems operated by the Company. Further, the Company reviews each site in order to ensure that the site has high visibility and easy access for the consumer, that the site meets the Company's standards for sanitary conditions including a connection to the municipal water supply, that it has received, where available, an acceptable rating from the local health department, and that it has an acceptable power source. Upon completion of this review, the Company makes a determination as to the viability of the location and whether a single machine or multiple machines are required at the time of initial installation. Multiple machines may be installed at a site if the volume of sales so warrants.

The Company believes that providing frequent, regular and reliable service and support is one of the most important elements in the operation of its machine network. In order to maintain this level of service and support, the Company has implemented its route servicing system, utilizing trained service representatives to perform the Company's regularly scheduled service procedures. A service representative has a route consisting of up to 30 Packaged Ice Systems, each of which are visited on a regular basis. The Company maintains regional service centers, which are designed to support the activities of the service representatives. Inventories of filters, supplies and machine parts are maintained at the centers for use in service calls. In addition, the Company maintains 24-hour, toll-free telephone support for responding to customer calls regarding machine operation problems.

PRODUCTS

The Company markets its products to satisfy a broad range of customers, including retailers, commercial users, restaurants and agricultural users under a variety of brand names, including Mission Party Ice and Crystal Ice. Through a Trademark License Agreement, the Company has also obtained the right to use the name Ice by Culligan(R). The Company produces its ice in cube, half-moon, cylindrical, and crushed forms to satisfy the demand of particular customers. The Company's primary ice product is cocktail ice packaged in seven-pound or eight-pound bags, which it sells principally to convenience stores and supermarkets. The Company also sells cocktail ice in assorted bag sizes ranging from 20 to 40 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, the Company sells block ice in 10 and 300 pound sizes, primarily to commercial, agricultural and industrial customers.

CUSTOMERS

The Company markets its products to a broad range of customers, including supermarket chains, convenience stores, commercial users, agricultural buyers, resorts and restaurants and competitive producers and self-suppliers who experience supply shortages. Management believes that its geographic diversification and the superior economics and product quality of the Packaged Ice System have allowed the Company to develop relationships with certain high volume national supermarket chains. The Company will continue its penetration into this segment of the industry.

Retailers with no internal ice production capacity are the primary purchasers of the Company's manufactured ice products and users of its Packaged Ice System. Management believes that reasonable pricing when combined with quality service results in customer loyalty. The Company has a diversified customer base, with no one customer accounting for more than 10% of net sales in 1997. In addition, the Company has a geographically diversified customer base, with operations in 17 states throughout the southern and western United States. The geographic expansion of the Company's customer base helps protect it from adverse environmental factors such as abnormally cold or wet summer weather in a particular region.

COMPETITION

The traditional manufactured ice industry is highly competitive. In addition to the Company's direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Because only one ice manufacturer typically services an individual retail site, the Company's products generally do not face competition at the retail level. The traditional packaged ice industry in the United States is led by six regional, multi-facility competitors, consisting of the Company, Reddy Ice, Home City Ice, Cassco Ice, Mountain Water Ice and Triangle Ice, and includes numerous local and regional companies of varying sizes and competitive resources.

Competition in the packaged ice industry is based primarily on service, price and quality. To successfully compete in the market, an ice manufacturer must be able to substantially increase production and distribution on a seasonal basis while maintaining cost efficiency. Management believes that the Company's high quality traditional production facilities, substantial financial resources, high regional market share and associated route density and proprietary ice machine technology provide it with numerous competitive advantages.

INTELLECTUAL PROPERTY

The Company regards the Packaged Ice System as proprietary and relies primarily on a combination of patents, nondisclosure and confidentiality agreements, and other copy protection methods to secure and protect its intellectual property rights. The Company holds or has exclusive rights to several patents relating to the Packaged Ice Systems.

While the Company views the patents relating to the bagging device as important to the value of the Packaged Ice System as a whole, there can be no assurance that any issued patent will provide the Company with a meaningful competitive advantage, that competitors will not design alternatives to reduce or eliminate the benefits of any issued patent or that challenges will not be instituted against the validity or enforceability of these patents. Other companies may obtain patents claiming products or processes that are necessary for, or useful to, the development of the Company's products, in which case the Company may be required to obtain licenses for patents or for proprietary technology in order to develop, manufacture or market its products. There can be no assurance that the Company would be able to obtain such licenses on commercially reasonable terms, if at all.

The Company has developed or acquired a number of trademarks and trade names, of which at least two are registered, for use in its ice business, and holds a license for the use of at least one additional unregistered trademark from a third party. Although the Company's use of its trademarks has created goodwill and results in product differentiation, management does not believe that the loss of any of the Company's trademarks would have a material adverse effect on its operations.

The Company protects certain of its proprietary materials and processes by relying on trade secret laws and nondisclosure and confidentiality agreements and requires all of its key employees and third-party developers to sign nondisclosure agreements. There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

GOVERNMENT REGULATION

The packaged ice industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business plants and machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding its plants and the Packaged Ice Systems and to continuously control the quality and quantity of its ice.

The Company's packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration ("FDA") and analogous state statutes. These statutes and regulations impose comprehensive manufacturing practices requirements governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. The State of Florida has imposed additional requirements that include quarterly testing of the ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, specific requirements for keeping ice packaging operations separate from other activities and labeling requirements for the bags used including the name of the company and the net weight. All of the Company's Packaged Ice Systems and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. The Company believes that its facilities, manufacturing practices and Packaged Ice Systems are in compliance with all applicable Federal, state and local laws and regulations and that the Company will be able to maintain compliance in the future.

The Company is subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act ("OSHA"). These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

ENVIRONMENTAL MATTERS

The Company's ice manufacturing and ice storage operations are subject to federal, state and local environmental laws and regulations. As a result, the Company has the potential to be involved from time to time in administrative or legal proceedings relating to environmental matters. There can be no assurance that the aggregate amount of any environmental liabilities that might be asserted in any such proceeding will not be material. The Company cannot predict the types of environmental laws or regulations that may from time to time be enacted in the future by federal, state or local governments, how existing or future laws or regulations will be interpreted or enforced or the types of environmental conditions that may be found to exist at its facilities. The enactment of more stringent laws or regulations or a more strict interpretation of existing laws and regulations may require additional expenditures by the Company, some of which could be material.

The Company generates and handles certain hazardous substances in connection with the manufacture and storage of packaged ice. The handling and disposal of these substances and wastes is subject to Federal, state and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. In addition, certain of the Company's current and former facilities are located in industrial areas and have been in operation for many years. As a consequence, it is possible that historical activities on property currently or formerly owned by the Company or that current or historical activities on neighboring properties have affected properties currently or formerly owned by the Company and that, as a result, additional environmental issues may arise in the future, the precise nature of which the Company cannot now predict.

The Company thus may become liable for site contamination at properties currently or formerly owned by the Company. Although such liability has not had a material adverse affect on the financial condition or operating results of the Company in the past, and the Company has no knowledge of claims that could be expected to have a material adverse affect on its financial condition or operations, there can be no assurance that the Company will not incur significant costs in connection with historical handling or disposal of such substances and wastes.

SEASONALITY OF ICE BUSINESS AND WEATHER

The Company's ice business is seasonal, with its highest sales occurring during the second and third calendar quarters. In 1997, the Company recorded an average of approximately 66% of its annual net sales of ice during these two quarters. Because the Company's operating results depend significantly on sales during its peak season, adverse weather during this season (such as an unusually cold or rainy period) could have a disproportionate impact on the Company's operating results for the full year.

RAW MATERIALS

Except with respect to its water supply and electricity, the Company is not dependent upon any single supplier for materials used in the manufacturing and packaging of its ice products. The Company has not experienced any material supply problems in the past with respect to its ice business. The Company uses large quantities of plastic bags. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. The Company historically has not attempted to pass through changes in the price of plastic bags; therefore, a large, abrupt change in the price of plastic bags could have a material adverse effect on the Company's operating margins, although such adverse effects historically have been temporary. There can be no assurance that significant changes in plastic bag, electricity, fuel or other commodity prices would not have a material adverse effect on the Company's business, results of operations and debt service capabilities.

CAPITAL REQUIREMENTS

The Company must continue to make capital expenditures to maintain its operating base, including investments in equipment and contract maintenance, and to expand its base of Packaged Ice Systems. The Company spent approximately $10.8 million on capital expenditures for the year ended December 31, 1997, exclusive of the acquisition of traditional ice companies. While the Company estimates that it will generate sufficient cash flow from operations to finance anticipated capital expenditures (exclusive of acquisitions), there can be no assurance that it will be able to do so.

INSURANCE

The Company carries general and product liability insurance. The Company's combined coverage per occurrence and aggregate loss coverages are in amounts that the Company believes to be adequate. Although the Company is not aware of any actions having ever been filed and believes that the technology utilized at its manufacturing facilities and contained in its machines makes any contamination of the ice manufactured at its plants or dispensed by its machines unlikely, any significant damage awards against the Company in excess of the Company's insurance coverage could result in a material loss to the Company.

EMPLOYEES

At December 31, 1997, the Company had 800 employees, 772 of who are full-time employees and 28 of who are part-time or seasonal employees. The Company generally has not experienced difficulty in meeting its seasonal employment needs.

Twenty-nine (29) employees are represented by a union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties, and management believes its relationship with its employees is generally excellent.

OUTLOOK AND UNCERTAINTIES

     Certain information in this Annual Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, some of which are summarized in this section.

Potential Limitations on Expansion. The Company may encounter increased competition for acquisitions in the future, which could result in acquisition prices the Company does not consider acceptable. There can be no assurance that the Company will find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into the Company's existing business or in retaining key customers of acquired businesses. There can also be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy.

Competition. The packaged ice business is highly competitive. The Company faces a number of competitors in the packaged ice business, including other ice manufacturers, convenience and grocery retailers that operate captive commercial ice plants, and retailers that manufacture and package ice at store locations. Competition exists primarily on a regional basis, with price, service and quality as the principal competitive factors. Certain of the Company's competitors have greater financial resources than the Company, which may enable them to compete more effectively on the basis of price and for acquisitions, and to better withstand industry downturns. In certain markets, the wholesale price of ice has decreased significantly as a direct result of competition, resulting in lower margins. Additional wholesale price reductions, a significant increase in the utilization of captive commercial ice plants, on-site manufacturing and packaging by operators of large retail chains served by the Company, or the successful roll out by a competitor of a machine which duplicates the function of the Packaged Ice System, could have a material adverse effect on the Company's operations.

Substantial Indebtedness. The Company is highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. At December 31, 1997, as adjusted to give effect to the issuance of the 9 3/4% Senior Notes Due 2005 ("Senior Notes"), the total indebtedness of the Company (excluding debt discount) would have been approximately $145.0 million. The Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) covenants contained in the Company's indenture or existing credit facility or any new credit facility will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions and (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

Seasonality of Ice Business. The Company's ice business is seasonal, with its highest sales occurring during the second and third calendar quarters. Because the Company's results of operations for its ice business depend significantly on sales during its peak season, adverse weather during this season (such as an unusually mild or rainy period) could have a disproportionate impact on the Company's results of operations for the full year.

El Nino Phenomenon. "El Nino" is an abnormal warming of the ocean temperatures across the eastern tropical Pacific Ocean that affects weather around the globe. This climate phenomenon typically brings wetter, cooler weather for the southern half of the United States from November through March. Based on historical data from past El Nino events, some areas in the South may see as much as 150 to 200 percent of normal rainfall accumulation. Because inclement weather such as the type caused by El Nino is believed to be a primary cause for decreased volume in the ice industry, the Company could be adversely affected by this weather phenomenon.

Key Management. The future success of the Company's business operations is dependent in part on the efforts and skills of certain key members of management, including James F. Stuart, Chairman and Chief Executive Officer, and A.J. Lewis III, President and Chief Operating Officer. The loss of any of its key members of management could have an adverse effect on the Company. The Company maintains $2.0 million of key-man life insurance on James F. Stuart. The success of the Company will also depend in part upon the Company's ability to find, hire and retain additional key management personnel, including senior management, who are also being sought by other businesses.


ITEM 2.  PROPERTIES

Packaged Ice, Inc. maintains its principal executive offices in Houston, Texas where the Company leases approximately 13,050 square feet of space. The lease expires on April 30, 2001. The following table lists the location, use and approximate size of the Company's principal distribution and manufacturing facilities utilized in the Company's operations as of March 20, 1998.


                                                                                    Total Square Feet
                                                                                 -----------------------
           Location                            Use                                Owned          Leased
           --------                            ---                               -------        --------
    Houston , TX            Corporate Office, District Office & Warehouse                         13,050
    Dallas, TX              District Office & Warehouse                                           16,150
    Phoenix, AZ             Manufacturing, Distribution, Cold Storage &
                            Administrative Office                                 67,562          19,100
    Tucson, AZ              Manufacturing & Distribution                          41,988

    Albuquerque, NM         Distribution                                                           1,500
    Memphis, TN             Manufacturing & Distribution                          19,832
    San Diego, CA           Manufacturing, Distribution and Cold Storage                          86,900
    Brawley, CA             Manufacturing & Distribution                           5,000
    El Centro, CA           Manufacturing & Distribution                          61,000
    Salt Lake City, UT      Manufacturing & Distribution                          10,000
    Denver, CO              Manufacturing, Distribution and Cold Storage         109,100
    San Antonio, TX         Manufacturing,  Distribution, Repair Facility &
                            Administrative Office                                 18,984           4,000
    Corpus Christi, TX      Manufacturing & Distribution                           8,754
    Harlingen, TX           Manufacturing & Distribution                          35,500
    Uvalde, TX              Manufacturing & Distribution                                          11,400
    Kerrville, TX           Distribution                                                           1,550
    Del Rio, TX             Distribution                                                           3,112
    Laredo, TX              Manufacturing & Distribution                           2,850
    Refugio, TX             Manufacturing & Distribution                           5,675
    Austin, TX              Distribution                                                           5,000
    New Braunfels, TX       Distribution                                                           2,250
    Oklahoma City, OK       Manufacturing & Distribution                          17,500
    Tulsa, OK               Distribution                                          12,600
    Muskogee, Ok            Maintenance                                           16,000
    Little Rock, AR         Manufacturing & Distribution                                           7,000
    Hot Springs, AR         Distribution                                                           7,200
    Pine Bluff, AR          Manufacturing & Distribution                                          32,000
    Van Buren, AR           Distribution                                                           2,800
    Springdale, AR          Warehouse                                                             17,000
    Bogalusa, LA            Manufacturing & Distribution                          21,000
    Baton Rouge, LA         Manufacturing & Distribution                          19,184
    Hammond, LA             Manufacturing & Distribution                                           2,624
    St. Martinville, LA     Manufacturing & Distribution                                           3,520
    Alexandria, LA          Manufacturing & Distribution                                           3,000
    Lake Charles, LA        Distribution                                           2,400
    Lafayette, LA           Distribution                                           1,600
    Pensacola, FL           Manufacturing & Distribution                           8,750
    Panama City, FL         Manufacturing & Distribution                           5,300
    Naples, FL              Manufacturing & Distribution                                           4,522
    Del Ray Beach, FL       Manufacturing & Distribution                          18,000
    Miami, FL               Distribution                                                           2,800
                                                                                 -------         -------
            Total                                                                508,579         246,478
                                                                                 =======         ========






ITEM 3.  LEGAL PROCEEDINGS

The Company is a party in certain legal proceedings that have resulted from the ordinary conduct of its business, including several personal injury lawsuits. In the opinion of the Company's management, none of these proceedings is expected to have a material adverse effect on the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On October 16, 1997, the Company consummated a private placement of 25,000 units (the "Series C Offering") consisting of $25,000,000 aggregate principal amount of Series C 12% Senior Notes due 2004 and warrants to purchase 255,943 shares of common stock of the Company. The Series C Notes were issued on substantially identical terms as its outstanding Series A Notes and Series B Notes due 2004. The proceeds of the Series C Offering were applied to reduce a portion of the Company's outstanding borrowings under its senior credit facility, for acquisition of assets, capital expenditures and working capital.

Contemporaneously with the Series C Offering, the Company solicited consents from holders of the Series A Notes and Series B Notes pursuant to the terms of a consent solicitation statement (the "Consent Solicitation Statement") to amend (the "Amendment") the indenture governing the Series A Notes and Series B Notes (the "Indenture") to modify the covenant restricting the Company's ability to incur debt. The completion of the Series C Offering was conditioned upon the effectiveness of the Amendment.

The consent solicitation with respect to the Amendment expired at 5:00 p.m., New York City time, on October 10, 1997 on or prior to which time the Company had received consents from holders of at least a majority of the consents required to give effect to the Amendment.


                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common Stock, $.01 par value per share (the "Common Stock"), has not been registered pursuant to the Exchange Act and is not publicly traded.

As of December 31, 1997, the approximate number of holders of record of the Company's Common Stock was 92.

The Company has paid no dividends on its Common Stock since its inception. The payment by the Company of cash dividends, if any, in the future rests within the discretion of the Board of Directors of the Company, and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has no plans to pay any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's ability to pay cash dividends is restricted by the indenture providing for the issuance of the Company's $145 million 9 3/4% New Senior Notes due 2005, the 10% Manditorily Redeemable Preferred Stock due 2005, and certain stock purchase agreements requiring the vote of two-thirds of the Company's Board of Directors.

On October 10, 1997, the Company issued 10,000 shares of the Company's common stock to two accredited investors as partial consideration for substantially all of the assets of one of the Company's acquisitions. On October 27, 1997, the Company issued 120,000 and 7,800 shares, respectively, of the Company's common stock to an accredited investor in partial consideration for all of the outstanding stock of two of the Company's acquisitions. All such shares of the Company's common stock were valued at $10 per share. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investors represented to the Company that the investors acquired the stock for the investors' own account and not with a view to distribution. The investors had available to the investors all material information concerning the Company. The certificate evidencing the stock bears an appropriate restrictive legend under the Securities Act of 1933, as amended.

On December 2, 1997, the Company sold 100,000 shares of the Company's 10% Exchangeable Preferred Stock due 2005 and 40 shares of the Company's Series C preferred stock for an aggregate purchase price of $10,000,000 to Culligan Water Technologies, Inc. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 1,807,692 shares of the Company's common stock for $13 per share. The warrant expires on April 15, 2005 if not previously exercised. The Company issued the stock and warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock and warrant for the investor's own account and not with a view to distribution. The investor had available to the investor all material information concerning the Company. The certificates evidencing the stock and warrant bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

On December 2, 1997, the Company sold 15,000 shares of the Company's 10% Exchangeable Preferred Stock due 2005 and 6 shares of the Company's Series C preferred stock for an aggregate purchase price of $1,500,000 to an accredited investor. In connection with the transaction, the Company also issued a warrant to the investor to purchase up to an additional 115,385 shares of the Company's common stock for $13 per share. The warrant expires on April 15, 2005 if not previously exercised. The Company issued the stock and warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock and warrant for the investor's own account and not with a view to distribution. The investor had available to the investor all material information concerning the Company. The certificates evidencing the stock and warrant bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

On December 15, 1997, the Company sold 135,000 shares of the Company's 10% Exchangeable Preferred Stock due 2005 and 54 shares of the Company's Series C preferred stock for an aggregate purchase price of $13,500,000 to Culligan Water Technologies, Inc. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investor represented to the Company that the investor acquired the stock and warrant for the investor's own account and not with a view to distribution. The investor had available to the investor all material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth, for the periods and dates indicated, selected consolidated data of the Company for the five years ended December 31, 1997 derived from the Company's audited consolidated financial statements. The following information should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report


                                                                            FISCAL YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                 1997            1996             1995             1994                1993
                                             -----------      -----------      -----------      -----------      --------------
                                                                           ($ THOUSANDS EXCEPT PER SHARE)
OPERATING DATA:
  Revenues                                   $    28,981      $     4,427      $     2,830      $       784      $       155
  Cost of sales                                   18,724            2,035            1,251              352               56
  Gross profit                                    10,257            2,392            1,579              432               99
  Operating expenses                               7,636            1,981            1,515              974              431
  Depreciation and amortization                    5,130            1,456              751              224               48
  Interest expense                                 6,585              130               76               25               11
  Other income (expense)                             655              185               75               69             --
  Net loss                                        (8,439)            (990)            (688)            (722)            (391)
  NET LOSS TO COMMON SHAREHOLDERS                 (8,637)            (990)            (688)            (722)            (391)

LOSS PER SHARE OF COMMON STOCK
     - Basic and diluted                           (2.40)            (.35)            (.26)            (.28)            (.25)


WEIGHTED AVERAGE COMMON
SHARES FOR PER SHARE AMOUNTS (3):              3,600,109        2,826,371        2,682,261        2,614,681        1,538,435

OTHER FINANCIAL DATA:
  Cash flows - operating activities               (3,248)           1,094              148             (647)            (289)
  Cash flows - investing activities              (61,541)          (5,925)          (2,961)          (3,497)            (292)
  Cash flows - financing activities               79,488            3,968            3,034            4,897              492
  EBIT (2)                                        (1,854)            (860)            (612)            (697)            (380)
  EBITDA (2)                                       3,276              596              139             (473)            (332)
  Capital expenditures (1)                        10,765            5,745            2,717            2,999              252

BALANCE SHEET DATA:
  Cash and equivalents                            14,825              170            1,033              812               58

  Working capital (deficiency)                    16,553           (1,228)             696              639             (137)
  Total assets                                   122,300           11,523            8,050            5,513              618
  Total long-term obligations                     67,501            3,582              211              566              125
  Total manditorily redeemable preferred
    stock                                         25,198             --               --               --               --
  Total preferred stock with put
    redemption option                              3,223            2,497            2,497             --               --
  Total common stock with put
    redemption option                              1,972            1,972            1,972             --               --
  Total shareholders' equity                      15,819            1,597            2,582            4,427              247


(1) - Excludes expenditures used to acquire traditional ice businesses.
(2) - EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBIT represents earnings before interest and income taxes. The Company has included EBITDA and EBIT data (which are not measures of financial performance under GAAP) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA and EBIT should not be considered by an investor as alternatives to net income, as indicators of the Company's operating performance or as alternatives to cash flow as measures of liquidity.
(3) - Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is antidilutive.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Historical Financial Data," and the Company's Consolidated Financial Statements, and the notes thereto, included elsewhere herein.

OVERVIEW

The Company operates in one business segment, the manufacturing and sale of packaged ice products. These revenues are derived from the sale of packaged ice through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to the retail location when needed and through Packaged Ice Systems, which manufacture, package and store ice at the retail location. The Company had historically sold ice primarily through Packaged Ice Systems, but upon acquiring certain traditional ice business assets in the April Acquisitions, the Company now sells ice through both distribution methods. Such combination of distribution methods is expected to provide the Company with (i) higher operating margins due to reduced production and distribution costs, (ii) a delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from its traditional ice manufacturing facilities, and (iii) an ability to redistribute production from its traditional ice facilities to additional customers and satisfy seasonal peak demands at customer locations with Packaged Ice Systems.

The Company manufactures its ice in crushed, cubed, half-moon and cylindrical forms and packages its ice primarily in seven to 40 pound bags for eventual sale to retail customers and sells block ice in 10 and 300 pound sizes primarily to commercial and agricultural users. Seven or eight pound bags are the most commonly purchased size in the industry. Packaged ice sold in 20 pound and 40 pound bags is typically purchased by restaurants and other commercial users. Block ice in 10 pound and 300 pound units is typically sold to customers in the commercial and agricultural sectors. The Company also provides other services including cold storage rental.

Prices for packaged ice are generally stable with some price variation between markets based on geography and customer base. The Company services over 25,000 customer locations in 17 states, with Texas, Arizona, California and Florida the most significant markets. The Company services the significant segments of the ice industry, including supermarket and convenience store retailers, restaurants, commercial users and the agricultural sector. Management believes that this market diversity helps insulate the Company from both price and demand fluctuations caused by geography, weather, customer base and product segment.

The Company's costs of goods sold include costs associated with both traditional ice delivery and the Packaged Ice Systems. In the traditional ice business, plant occupancy, plastic bags, delivery, labor and utility-related expenses account for the largest costs. Costs vary significantly by region and fluctuate based upon, among other things, freezer capacity and local utility rates. With the Packaged Ice System, ice storage costs and general operating utility costs are normally paid by the retailer. The Company's costs of goods sold also include the cost of plastic bags, which are incurred by both the traditional ice manufacturer and the Packaged Ice Systems. The cost of the bag used in the Packaged Ice System is substantially higher than that used in traditional delivery due to special components and greater thickness. Costs of goods sold for both systems also includes labor costs associated with manufacturing, delivery and maintenance. The Packaged Ice System eliminates certain costs related to production and distribution but does require in-store customer service representatives and machine technicians. In the aggregate, labor costs associated with the Packaged Ice System are substantially lower than labor costs associated with traditional ice manufacturing.

The Company's operating expenses include costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries and costs associated with leasing office space. Selling, general and administrative functions are similar at both the traditional facilities operated by the various subsidiaries and at Packaged Ice, which exclusively handles the Packaged Ice System. These operating expenses are typically higher when the Company enters new markets in which it intends to place Packaged Ice Systems, as new marketing, systems and office facilities must be established.

RESULTS OF OPERATIONS

The following table sets forth, for the three years ended December 31, 1997, selected operating data and supplemental data expressed as a percentage of total revenue at the end of each period.


                                                      FISCAL YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                      1997          1996        1995
                                                     -------       -----       ------
OPERATING DATA:
      Revenues ...................................     100.0%      100.0%      100.0%
      Cost of goods sold .........................      64.6        46.0        44.2
      Gross profit ...............................      35.4        54.0        55.8
      Operating expenses(1) ......................      26.3        44.7        53.5
      Depreciation and amortization ..............      17.7        32.9        26.5
      Interest expense ...........................      22.7         2.9         2.7
      Other income ...............................       2.3         4.2         2.7
      Net loss ...................................     (29.1)      (22.3)      (24.3)

----------
(1) Excludes depreciation and amortization.

HISTORICAL RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

     Revenues. Revenues increased $24.6 million, from $4.4 million for the year ended December 31, 1996 to $29.0 million for the year ended December 31, 1997. Revenues increased $2.7 million due to the placement of additional Packaged Ice Systems, which was the only method of distribution prior to the April Acquisitions, during the year and $21.9 million as a result of revenue contributed by the April Acquisitions.

     Cost of Sales. Cost of sales increased $16.7 million from $2.0 million at December 31, 1996 to $18.7 million at December 31, 1997. This increase is due to the Acquisitions during the year. The cost of sales as a percentage of sales has increased from 46.0% in 1996 to 64.6% in 1997. This increase is a reflection of the higher cost associated with traditional ice production as compared to the Packaged Ice System.

     Gross Profit. Gross profit increased $7.9 million, from $2.4 million for the year ended December 31, 1996 to $10.3 million for the year ended December 31, 1997. The Acquisitions contributed $7.2 million of the increase in gross profit. As a percentage of revenues, gross profit decreased 18.6 percentage points from 54.0% at December 31, 1996 to 35.4% at December 31, 1997. Gross margins decreased because of the higher cost of sales reflected in the traditional ice businesses of the Acquisitions. Traditional ice companies have higher costs of goods sold than the lower costs of on- site manufacturing and delivery associated with the Packaged Ice Systems. As a result of (1) unusually wet El Nino related weather throughout the Sunbelt, but especially in California, Arizona and South Texas, and (2) very competitive pricing in Arizona and South Texas, the Company did not meet expected gross profit (or earnings) levels.

     Operating Expenses. Operating expenses exclusive of depreciation and amortization increased $5.7 million, from $2.0 million for the year ended December 31, 1996 to $7.6 million for the year ended December 31, 1997. As a percentage of revenues, operating expenses decreased 18.4 percentage points from 44.7% at December 31, 1996 to 26.3% at December 31, 1997. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of sales resulting from the Acquisitions.

     Depreciation and Amortization. Depreciation and amortization increased $
3.7 million, from $1.5 million for the year ended December 31, 1996 to $5.1 million for the year ended December 31, 1997. As a percentage of revenues, depreciation and amortization decreased 15.2 percentage points from 32.9% to 17.7%. This decrease was due primarily to the lower historical depreciation and amortization percentages at the Acquisitions. These percentages reflect the longer estimated useful lives of traditional ice plant and equipment as compared to Packaged Ice Systems. This decrease more than offset the increase related to the amortization of goodwill resulting from the Acquisitions.

     Interest Expense. Interest expense increased $6.5 million from $0.1 million for the year ended December 31, 1996 to $6.6 million for the year ended December 31, 1997. This increase was a result of higher levels of debt associated with the issuance of $75 million of Series A, B and C Senior Notes due 2004.

     Other Income. Other income increased $0.5 million from $0.2 million for the year ended December 31, 1996 to $0.7 million for the year ended December 31, 1997. This increase was due primarily to interest and lease income.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

     Revenues. Revenues increased $1.6 million, or 56.4%, from $2.8 million for the year ended December 31, 1995 to $4.4 million for the year ended December 31, 1996. Revenues increased due to the Company's continued success in penetrating existing markets and its entry into the Arizona market under the terms of its master lease arrangement with SWI. In fiscal 1996, the Company placed 241 Packaged Ice Systems, 92 of which were placed in Arizona, and benefited from an entire year of revenues from an installed machine base of 417 machines at December 31, 1995.

     Cost of Sales. Cost of sales increased $7 million from $1.3 million for 1996 to $2.0 million for 1997 due principally to the increased number of machines in service (from 417 at December 31, 1995 to 658 at December 31, 1997).

     Gross Profit. Gross profit increased $0.8 million, or 51.5%, from $1.6 million for the year ended December 31, 1995 to $2.4 million for the year ended December 31, 1996. As a percentage of revenues, gross profit decreased 1.8 percentage points from 55.8% in fiscal 1995 to 54.0% in fiscal 1996. Gross margins decreased primarily as a result of purchases of manufactured ice needed to supplement the Company's Packaged Ice Systems. This increase in demand was due to unseasonably hot weather in the Company's primary markets. Purchases as a percentage of total revenues increased 1.3 percentage points from 0.6% in fiscal 1995 to 1.9% in fiscal 1996.

     Operating Expenses. Operating expenses increased $0.5 million, or 30.8%, from $1.5 million for the year ended December 31, 1995 to $2.0 million for the year ended December 31, 1996. As a percentage of revenues, operating expenses decreased 8.8 percentage points from 53.5% in fiscal 1995 to 44.7% in fiscal 1996. This decrease was due primarily to salary-related expenses that, as a percentage of revenues, decreased 4.4 percentage points from 25.4% in fiscal 1995 to 21.0% in fiscal 1996. This decrease reflected greater efficiencies realized by the Company as it continued to consolidate its sales force in its primary markets.

     Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 93.9%, from $0.8 million for the year ended December 31, 1995 to $1.5 million for the year ended December 31, 1996. This increase was due primarily to an increase in capital expenditures from $2.7 million in fiscal 1995 to $5.7 million in fiscal 1996.

     Interest Expense. Interest expense increased $0.05 million, or 71.1%, from $0.08 million for the year ended December 31, 1995 to $0.13 million for the year ended December 31, 1996. This increase was a result of higher levels of indebtedness associated with the Company borrowing $3.5 million from its credit facility with Bank One, Texas, N.A. and $0.8 million of convertible notes from its shareholders to finance equipment placements in fiscal 1996. The convertible notes were converted into Series B Convertible Preferred Stock in January 1997.

     Other Income. Other income increased $0.1 million, or 146.7%, from $0.1 million for the year ended December 31, 1995 to $0.2 million for the year ended December 31, 1996. As a percentage of revenues, other income increased 1.5 percentage points from 2.7% in fiscal 1995 to 4.2% in fiscal 1996. The increase was due primarily to increased lease and management income derived from the Company's master lease agreement with SWI.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended December 31, 1997, the Company had net cash provided by operating activities of $3.2 million; net cash used in investing activities of $61.5 million, consisting primarily of $44.1 million used to complete acquisitions of traditional ice companies and $10.6 million used to purchase Packaged Ice Systems; and net cash provided by financing activities of $79.5 million, consisting of $9.9 million of borrowings under the Existing Credit Facility, $69.6 million of net proceeds from the issuance of the Series A, B and C Senior Notes (the Old Senior Notes) due 2004, after the refinancing of existing indebtedness, and $27.1 million from the issuance of common and preferred stock (net of the Company's $1.5 million purchase of treasury stock), resulting in a net increase in cash and equivalents of $14.7 million.

For the fiscal year ended December 31, 1996, the Company had net cash provided by operating activities of $1.1 million; net cash used in investing activities of $5.9 million, consisting primarily of $5.7 million used to purchase Packaged Ice Systems; and net cash provided by financing activities of $4.0 million, consisting of $3.2 million of additional net debt and $0.8 million from the issuance of convertible demand notes, resulting in a net decrease in cash and cash equivalents of $0.9 million.

In September 1997, the Company executed a six year Senior Credit Facility (the "Existing Credit Facility") with two banks that expires in September 2003. The Existing Credit Facility provides for borrowings of up to $20 million, subject to a borrowing base limitation (as defined). Interest is payable at the Company's option at either the prime rate plus 1% or the London Interbank Offered Rate, plus a defined margin. At December 31, 1997, the selected interest rate was 9.5%. There was no principal amount outstanding at that date. The Existing Credit Facility is secured by substantially all of the Company's assets. In addition, the Existing Credit Facility also contains restrictive covenants that, among other things, require the maintenance of certain financial ratios and limits total indebtedness of the Company. All loans under the Existing Credit Facility are guaranteed by each of the Company's current and future subsidiaries.

Through December 31, 1997, the Company has acquired certain traditional ice businesses and certain assets to complement its core business for purchase prices totaling approximately $44.1 million in cash, $13.5 in assumed liabilities paid at closing and $12.8 million in common stock reflected at the Company's valuation of $10.00 per share. Such expenditures were funded from the proceeds of the sale of the Old Senior Notes and the Equity Investment. The excess of the purchase price, based on fair value of the net assets acquired, over the net book value of the acquired business has been allocated to goodwill. In conjunction with the Company's ongoing assessment of the fair value of the net assets acquired from the acquisitions discussed above, management has estimated the amortization period of goodwill to be 40 years. The amortization period reflects management's current estimate of the ultimate period to be benefited by these intangible assets. The acquired businesses were recorded using the purchase method of accounting, and therefore, the results of their operations are included in the Company's consolidated financial statements from the date of their respective purchase.

The Company believes that its liquidity position as of December 31, 1997 of $19 million in cash and short-term cash investments, and total availability of its Existing Credit Facility of $20 million, when combined with anticipated cash from operations will be sufficient to meet the Company's working capital requirements over the next twelve months.

The Company has signed a definitive agreement to purchase all of the common stock of Reddy Ice Corporation (with 1997 revenues of $66.3 million) for approximately $172 million in cash. The transaction is subject to customary conditions including review under the Hart Scott Rodino Act and receipt of financing by the Company. The Company intends to fund the acquisition through a combination of financing sources including a new credit facility from a banking institution, the sale of preferred stock and the issuance of additional New Senior Notes. Management believes that these financing facilities will be sufficient to conclude the proposed acquisition and provide the Company with adequate liquidity for future working capital requirements. The Company anticipates the transaction to close by the end of May 1998.

On December 2, 1997, the Company entered into a securities purchase agreement with Culligan Water Technologies, Inc. (Culligan) and an existing shareholder pursuant to which the Company issued 250,000 shares of the 10% exchangeable preferred stock , 100 shares of Series C preferred stock and warrants, with an exercise price of $13.00 per share, to purchase 1,923,077 shares of the Company's common stock, in exchange for an aggregate price of $25.0 million. The warrants are valid until the earlier to occur of (a) April 15, 2005 and (b) the first anniversary of the last day of the first period of twenty consecutive days following a qualifying IPO, as defined, during which there is a closing price on each such trading day and the closing price on each such trading day equals or exceeds the threshold price, as defined. The Series C preferred stock was created to provide Culligan and the existing shareholder the right to vote a number of shares equal to the number of warrants issued to them, such rights to be effective only at such time or times that Culligan owns less than twenty percent of the fully diluted common stock of the Company. The Company may redeem the outstanding Series C preferred stock (but not less than 100%) at such time as the investors cease to own at least 50% of the warrants.

On January 28, 1998, the Company completed a private offering of $145,000,000 aggregate principal amount of its 9 3/4% Series A Senior Notes due 2005 (the "New Senior Notes"). The New Senior Notes are general unsecured obligations of the Company, senior in right of payment to all existing and future Subordinated Indebtedness of the Company and pari passu to all senior indebtedness of the Company except the New Senior Notes will be effectively subordinated to the Existing Credit Facility and any future credit facility. The New Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the New Senior Notes were applied to (i) repurchase the Series B Notes and Series C Notes as discussed above, (ii) repay all outstanding obligations under the Existing Credit Facility, (iii) fund acquisitions of traditional ice companies and (iv) for working capital and general corporate purposes.

The Company expects to finance the acquisition of additional traditional ice manufacturing companies, the placement of additional Packaged Ice Systems and capital expenditures to maintain existing operations with cash provided by operations, the proceeds of the sale of notes, borrowings under credit facilities and the issuance of equity securities. The Company expects the requirements for additional system placements to be about $5 million during 1998, and the requirements for maintenance capital expenditures to be about $5 million during 1998.

The Company may also seek additional debt or equity capital through private or public offerings of securities. The availability of such capital will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or other capital expenditures to sustain the Company's recent rate of growth.

The Company is in the process of addressing the impact of the Year 2000 problem on its computer and information systems. Key financial, information and operational systems are being assessed to modify or replace each affected system on a timely basis. Many of the company's systems include hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. However, failure of the Company's suppliers or its customers to become year 2000 compliant might have a material impact on the Company's operations. The financial impact of making required systems changes is unknown, however, it is not expected to be material to the company's consolidated financial position, results of operations or cash flows.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130 and 131.

GENERAL ECONOMIC TRENDS AND SEASONALITY

The Company's results of operations are generally affected by the economic trends in its market area but results to date have not been impacted by inflation. If an extended period of high inflation is encountered, the Company believes that it will be able to pass on its higher costs to its customers.

The packaged ice industry, as a whole is extremely seasonal. In the warm weather regions where the Company primarily operates, however, this seasonality is less pronounced. Historically, approximately 66% of the Company's revenues occur during the second and third fiscal quarters when the weather conditions are generally warmer and demand is greater. Approximately, 15% of the Company's revenues occur during the first fiscal quarter, and approximately 19% of the Company's revenues occur in the fourth fiscal quarter when the weather is generally cooler. These percentages can vary from region to region within the sunbelt depending upon the degree of volatility of the seasons, and other weather phenomenon such as "El Nino".

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index of financial statements and financial statement schedules under
Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has assembled an experienced management team to oversee its development and operations. The name, age and respective position of each director and executive officer of the Company are as follows:

Name                                            Age               Position
----                                            ---               --------
James F. Stuart ...........................     56     Chairman of the Board of Directors
                                                       and Chief Executive Officer
A.J. Lewis III ............................     42     President, Chief Operating Officer,
                                                       Director and Secretary
J.D. Wiginton .............................     60     Vice President, Marketing
James C. Hazlewood ........................     50     Chief Financial Officer and Treasurer
Stephen R. Sefton .........................     42     Director
Steven P. Rosenberg .......................     39     Director
Richard A. Coonrod ........................     66     Director
Robert G. Miller ..........................     47     Director
Rod J. Sands ..............................     49     Director


The following is a brief description of the business background and principal occupation of each director and executive officer:

     James F. Stuart, Chairman of the Board and Chief Executive Officer and a founder of Packaged Ice, served as President of the Company from 1990 until January 1997, when he was elected Chairman of the Board of Directors and Chief Executive Officer. Mr. Stuart is Chairman of the Executive Committee of the Board of Directors and a member of the Compensation Committee.

     A.J. Lewis III is President and Chief Operating Officer, a position to which he was elected in January 1997. In addition, Mr. Lewis is the Secretary of the Company. Mr. Lewis has been an investor and director of the Company since 1991, and also serves on the Executive and Audit Committees. Mr. Lewis acquired Mission in 1988 and was its president and the sole director until its acquisition by the Company. He founded STPI in 1991 and was its president and a director from inception until its acquisition by the Company. Since 1989, Mr. Lewis has been a director and president of Southwest Texas Equipment Distributors, Inc., which is a distributor of Hoshizaki ice equipment.

     H.D. Wiginton is Vice President, Marketing. He joined the Company in November 1996. For the five years prior to joining the Company, Mr. Wiginton was Executive Vice President of Tower Marketing, a Texas-based, regional food brokerage concern.

     James C. Hazlewood is Chief Financial Officer and Treasurer. Mr. Hazlewood joined the Company in October 1997. From September 1996 until October 1997, Mr. Hazlewood was Chief Financial Officer of Harrison Electronics, Inc., a privately owned electronics distribution company based in Stafford, Texas. From September 1994 until September 1996, Mr. Hazlewood was Chief Financial Officer at Intile Designs, Inc., a publicly held, wholesale distributor of floor coverings headquartered in Houston, Texas. From September 1993 to September 1994, Mr. Hazlewood was an independent consultant. From April 1993 until September 1993, Mr. Hazlewood was president of Gulf Environmental Corporation of Kellogg, Idaho, a wholly owned subsidiary of Gulf U.S.A. Mr. Hazlewood is a Certified Public Accountant who initiated his career with Arthur Andersen LLP.

     Stephen R. Sefton has been a director since 1995 and is a member of Audit Committee of the Board of Directors. Mr. Sefton was designated to be elected as a director by Norwest. Since 1989, Mr. Sefton has been a general partner of several Norwest affiliated investment partnerships. Since 1997, Mr. Sefton has been president and owner of Equity Research, Inc., a firm that provides consulting services to Norwest and engages in other investment related activities. Mr. Sefton is a general partner of Itasca Partners V that is general partner of Norwest.

     Steven P. Rosenberg has been an investor in the Company and a director since 1991. Mr. Rosenberg is Chairman of the Board and Chief Executive Officer of Nutricept, Inc., a development stage company engaged in the manufacture and distribution of nutriceutical products. From 1992 to February 1997, Mr. Rosenberg was President of Arrow, now a wholly owned subsidiary of ConAgra. Mr. Rosenberg is a member of the Audit Committee.

     Richard A. Coonrod has been a director since 1995 and is a member of the Compensation Committee of the Board of Directors. Mr. Coonrod was designated to be elected as a director by The Food Fund Limited Partnership ("Food Fund"), a shareholder of the Company. Mr. Coonrod has been a general partner of The Food Fund, a Minneapolis-based limited partnership specializing in food-related investments, since 1989 and has been President of Coonrod Agriproduction Corporation, a food and agribusiness consulting and investment firm, since 1985. Mr. Coonrod has been a director of Orange-co, Inc. since 1987, and has been a director of Michael Foods, Inc. since 1994.

     Robert G. Miller is a director of the Company. Mr. Miller is a private investor and was Chairman of the Board of Directors of SWI for the five years preceding its acquisition by the Company. From 1980 to 1992, Mr. Miller was President and Chief Executive Officer of Glacier Water, Inc., a publicly traded water vending company.

     Rod J. Sands is a director of the Company and is a member of the Compensation Committee of the Board of Directors. Mr. Sands is a limited partner in SV Capital Partners, L.P. ("SV"), and a member of its investment committee. From 1992 to 1997, Mr. Sands served as President and Chief Operating Officer of Pace Foods, Inc., a leading producer of picante sauce products. See "Certain Relationships and Related Transactions -- Stock Purchase Agreement with SV Capital Partners, L.P."

VOTING AGREEMENT

In excess of 80% of the shareholders have entered into a voting agreement (the "Voting Agreement") which fixes the number of directors at no more than twelve and provides for the election of the following to the Board of Directors of the Company - (i) James F. Stuart, (ii) one representative designated by The Food Fund, who shall initially be Richard A. Coonrod, (iii) one representative designated by Norwest, who shall initially be Stephen R. Sefton, (iv) one representative designated by Steven P. Rosenberg, who shall initially be Steven
P. Rosenberg, and (v) A. J. Lewis III.

The Voting Agreement terminates upon the earlier of (i) the agreement of the holders of 80% of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock voting as a single class on an as converted basis, (ii) the completion by the Company of a public offering of its Common Stock resulting in aggregate net proceeds to the Company and any selling shareholders of $7,500,000 or more, (iii) the merger or consolidation of the Company with or into another entity which results in the shareholders holding less than 50% of the voting securities of the surviving entity, or the sale of all or substantially all of the Company's assets, or (iv) as to any party's right to designate a director, the reduction of such shareholder's holdings to less than 50% of the September 20, 1995 levels.

Amendments to the Voting Agreement require the agreement of holders of 80% of the Company's Common Stock, Series A Preferred Stock and Series B Preferred Stock voting on an as converted basis. In addition, certain holders of in excess of 50% of the Company's voting stock have entered into a Voting Agreement with certain former shareholders of SWI to elect Robert G. Miller to the Board of Directors. Moreover, in connection with the investment in the Company by SV on July 17, 1997, the holders of at least 60% of the outstanding capital stock of the Company executed a voting agreement pursuant to which SV may designate a representative to be elected to the Board of Directors of the Company. SV has designated Rod J. Sands to be its board representative. In addition, holders of Series C Preferred Stock have the right to elect two directors, such right being effective only at such time or times that Culligan owns less than 20% of the fully diluted Common Stock.

DIRECTOR COMPENSATION

Directors of the Company are elected annually and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. See "-- Voting Agreement." Directors are not compensated for their services as directors. Directors are reimbursed, however, for ordinary and necessary expenses incurred in attending board or committee meetings.

ITEM 11:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the Chief Executive Officer of the Company and three additional highly compensated executive officers (the "Named Executive Officers"). Compensation information is shown for fiscal 1995, 1996 and 1997.


                                                                                        LONG-TERM COMPENSATION
                                                                                       --------------------------
                                                                                       SECURITIES
                                                            ANNUAL COMPENSATION        UNDERLYING
                                                 -----------------------------------    OPTIONS/       ALL OTHER
     NAME/PRINCIPAL POSITION          YEAR        SALARY        BONUS        OTHER       SARS        COMPENSATION
     -----------------------         -------     --------     --------      --------   ---------     ------------
James F. Stuart,                     1997        $125,000     $ 50,000       --(1)       30,000       $  2,500(2)
  Chairman, Chief                    1996         125,000                    --(1)         --         $  1,827(2)
Executive Officer
                                                     1995       75,000       --(1)         --             --
A.J. Lewis III,                      1997(3)     $ 83,173     $ 50,000       --(1)       25,000       $    769(2)
  President, Chief                                                --         --(1)         --             --
Operating Officer
H.D. Wiginton                        1997        $110,000     $ 32,810       --(1)        5,000       $  6,000(5)
  Vice President,                    1996(4)       18,333         --         --(1)        6,000          1,000(5)
Marketing
James C. Hazlewood                   1997(6)     $ 14,873         --         --(1)       20,000       $    738(5)
  Chief Financial Officer



----------
   (1) Did not receive perquisites and other personnel benefits from Packaged Ice in excess of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus paid for the years indicated.

   (2)    Contributions to Packaged Ice's 401(k) plan made by Packaged Ice.

   (3) Represents partial year compensation. No compensation is provided for prior years as Mr. Lewis's employment commenced April 1997.

   (4) Represents partial year compensation. No compensation information is provided for prior years as Mr. Wiginton's employment commenced November 1996.

   (5)    Automobile allowance.

   (6) Represents partial year compensation. No compensation is provided for prior years as Mr. Hazlewood's employment commenced October 1997.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table provides certain information regarding the number of stock options to purchase shares of the Company's Common Stock granted to the Named Executive Officers during the year ended December 31, 1997.


                                                                                              Potential Realizable
                                                                                                 Value at Assumed
                             Number of     Percentage                                         Annual Rate of Stock
                            Securities      of Total                                           Price Appreciation
                            Underlying       Options        Per Share                           for Option Term
                              Options      Granted in      Exercise or      Expiration     --------------------------
        Name                  Granted      Fiscal 1997     Base Price         Date             5%             10%
        ----                  -------      -----------     ----------      -----------     --------------------------
James F. Stuart .......         30,000        11.7%        $ 10.00          11/1/2007      $  188,668     $  478,123
A.J. Lewis III ........         25,000         9.8%        $ 10.00          11/1/2007         157,224        398,436
H.D. Wiginton .........          5,000         2.0%        $ 10.00         12/19/2007          31,445         79,687
James C. Hazlewood ....         20,000         7.8%        $ 10.00          11/1/2007         125,779        318,748

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table provides certain information regarding the exercise of stock options to purchase shares of the Company's Common Stock during the year ended December 31, 1997, by the Named Executive Officers, and the fiscal year-end value of stock options held by such officers.


                                                  NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS/
                               NUMBER OF             OPTIONS/SARS AT                SARS AT FISCAL
                                SHARES               FISCAL YEAR END                  YEAR END(1)
                              ACQUIRED ON       ---------------------------    -----------------------------
        NAME                   EXERCISE         EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
-------------------           -----------       ---------------------------    -----------------------------
James F. Stuart ..........       --               --           30,000                 --       $90,000
A.J. Lewis III ...........       --               --           25,000                 --       $75,000
H.D. Wiginton ............                        --            1,200              $ 6,875     $41,125
                                                                                                 9,800
James C. Hazlewood .......       --               --           20,000                 --       $60,000


----------
  (1) Based on a fiscal year end of December 31, 1997, and a fair market value of $13.00 per share, as determined by the Company's Board of Directors. The value of in-the-money options is calculated as the difference between the fair market value of the Packaged Ice Common Stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 1997, while unexercisable options refer to those options that become exercisable at various times thereafter.

STOCK OPTION PLAN

The Company adopted the Packaged Ice, Inc. Stock Option Plan on July 26, 1994 (the "Option Plan"), as amended effective December 1997. Under the Option Plan, options to purchase up to 400,000 shares of Common Stock may be granted to employees, outside directors and consultants and advisers to the Company or any subsidiary. The purposes of the Option Plan are to further the growth, development and financial success of the Company by providing additional financial incentives to key personnel and to retain and attract qualified individuals who will contribute to the overall success of the Company. Shares that by reason of the expiration of an option (other than by reason of exercise) or which are no longer subject to purchase pursuant to an option granted under the Option Plan may be reoptioned thereunder. The Option Plan is currently administered by the Compensation Committee, which has the authority to set specific terms, and conditions of options granted under the Option Plan and administer the Option Plan. Options granted under the Option Plan are non-qualified options and are not intended to be "incentive stock options" under
Section 422 of the Internal Revenue Code of 1986, as amended. Stock options granted under the Option Plan may be granted for a term not to exceed ten years and are not transferable other than by will or the laws of descent and distribution. Each option may be exercised within the term of the option pursuant to which it was granted (so long as the optionee, if an employee, continues to be employed by the Company). In addition, an option may be exercised as to vested shares within 90 days after the termination of employment of the optionee (except in the case of a termination for cause, in which case the option shall automatically expire on termination), and in the event of a termination in case of death, disability or eligible retirement, all options shall become exercisable and may be exercised until the earlier of the first anniversary of such event or the stated expiration date.

The exercise price of all stock options must be at least equal to the fair market value of the Common Stock on the date of grant. Stock options may be exercised by payment in cash of the exercise price with respect to each share to be purchased, or by a method in which a concurrent sale of the acquired stock is arranged, with the exercise price payable in cash from such sale proceeds.

At December 31, 1997, the Company had outstanding options for 256,000 shares of Common Stock at a weighted average exercise price of $9.28 of which 31,200 were exercisable. All options granted under the Option Plan have a five-year vesting period, which will be accelerated in the event of a change of control or initial public offering. All of the outstanding options were granted at exercise prices determined by the Board of Directors to be equal to the fair market value of the Common Stock on the date of grant. To date, no options have been exercised under the Option Plan.

EMPLOYMENT AND TERMINATION

H.D. Wiginton, the Company's Vice President, Marketing, entered into an employment agreement effective November 1, 1996, which establishes a base salary of $110,000 per year, provides for certain cash bonus incentives relating to his performance and grants Mr. Wiginton the immediate right to purchase 6,000 shares of Common Stock plus 6,000 shares under the Option Plan.

James C. Hazlewood, the Company's Chief Financial Officer, entered into an employment agreement effective November 1, 1997, which establishes a base salary of $105,000 per year and grants Mr. Hazlewood the right to purchase 20,000 shares under the Option Plan.

As a result of the Acquisitions during 1997, the Company entered into certain employment contracts with former employees of the acquired companies with an aggregate annual commitment of approximately $868,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the year ended December 31, 1997, Stephen R. Sefton, Rod J. Sands and Richard A. Coonrod served as members of the Compensation Committee. During 1997, no member of the Compensation Committee was an officer, former officer or employee of the Company or any of its subsidiaries. During 1997, no executive officer of the Company served as a member of - (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1997 with respect to the beneficial ownership of Packaged Ice Common Stock, assuming conversion of the Series A Preferred Stock and Series B Preferred Stock which have voting rights equivalent to that of the Common Stock, exercise of stock options and warrants to purchase Common Stock by - (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) each other person known to hold 5% or more of the outstanding shares of Common Stock, and
(iv) all current executive officers (regardless of salary and bonus level) and directors of the Company as a group. Unless otherwise indicated, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated.


                                                      SHARES
                                                   BENEFICIALLY
                                                      OWNED              %
                                                   ------------      ---------
James F. Stuart(1)
  8572 Katy Freeway, Suite 101
  Houston, Texas 77024                                388,700          4.94%
A. J. Lewis III(2)
  1120 E. Durango
  San Antonio, Texas 78205                            418,943          5.32%
Steven P. Rosenberg(3)
  5430 LBJ Freeway, Suite 1600
  Dallas, Texas 75219                                 438,423          5.57%
Stephen R. Sefton(4)
  222 South Ninth Street, Suite 2800
  Minneapolis, Minnesota 55402-3388                   820,449         10.42%
Norwest Equity Partners V(5)
  222 South Ninth St, Suite 2800
  Minneapolis, Minnesota 55402-3388                   820,449         10.42%
Culligan Water Technologies, Inc.(6)
  One Culligan Parkway
  Northbrook, IL 60062-6209                         1,807,692         22.95%
Richard A. Coonrod(7)
  5720 Smetana Drive, Suite 300
  Minnetonka, Minnesota 55343                          91,161          1.16%
H. D. Wiginton(8)
  8572 Katy Freeway, Suite 101
  Houston, Texas 77024                                 17,000          0.22%
Robert G. Miller(9)
  4425 West Olive, Suite 310
  Glendale, Arizona 85302                             309,040          3.92%

SV Capital Partners, L.P.(10)(12)
  200 Concord Plaza, Suite 620
  San Antonio, Texas 78216.......                   400,000          5.08%
Rod J. Sands(11)(12)
  5121 Broadway
  San Antonio, Texas 78204.......                   400,000          5.08%
James C. Hazlewood(13)
  8572 Katy Freeway, Suite 101
  Houston, Texas 77024...........                    20,000          0.25%
All directors and executive officers as a
group (9   persons)(1)(14).......                 2,903,716         36.87%


----------

   (1) Includes stock options to purchase 30,000 shares of Common Stock at $10.00 per share, all of which is currently unvested.

   (2) Includes stock options to purchase 25,000 shares of Common Stock at $10.00 per share, all of which is currently unvested, 2,000 shares of Common Stock held by Mr. Lewis, as Trustee, 25,000 shares owned by South Texas Equipment Distributors, Inc., a corporation owned by Mr. and Mrs. Liza B. Lewis, and 69,350 shares held by Mr. and Mrs. Lewis as tenants in common.

   (3)    Includes 83,221 shares of Series B Preferred Stock.

   (4) Includes 405,000 shares of Series A Preferred Stock and 37,449 shares of Series B Preferred Stock. Mr. Sefton does not own any shares of record. However, as general partner of Itasca Partners V, the general partner of Norwest, Mr. Sefton may be deemed to be the beneficial owner of the shares held by Norwest. Mr. Sefton disclaims beneficial ownership of the shares held by Norwest.

   (5) Includes 405,000 shares of Series A Preferred Stock and 37,449 shares of Series B Preferred Stock.

   (6) Includes 1,807,692 shares of Common Stock subject to warrants currently exercisable.

   (7) Includes 45,000 shares of Series A Preferred Stock and 4,161 shares of Series B Preferred Stock. Mr. Coonrod does not own any shares of record. However, as general partner of Food Fund, Mr. Coonrod may be deemed to be the beneficial owner of the shares held by Food Fund. Mr. Coonrod disclaims beneficial ownership of the shares held by Food Fund.

   (8) Includes stock options to purchase 11,000 shares of Common Stock at an average price of $8.64 per share, of which 1,250 stock options are currently vested.

   (9) Includes stock options to purchase 22,500 shares of Common Stock at $10.00 per share, all of which is currently unvested.

   (10) Christopher Goldsbury, Jr. is a director, majority limited partner and controlling shareholder of the corporate general partner of SV. As a result, Mr. Goldsbury may be deemed to have indirect beneficial ownership of the shares of the Company owned by SV.

   (11) Comprised solely of 400,000 shares of Common Stock beneficially owned by SV. Mr. Sands, a limited partner of SV and a member of its investment committee, may be deemed to have indirect beneficial ownership of the shares of the Company owned by SV. Mr. Sands disclaims any such beneficial ownership.

   (12) Includes 100,000 shares of Common Stock subject to warrants currently exercisable.

   (13) Includes stock options to purchase 20,000 shares of Common Stock at $10.00 per share, all of which is currently unvested.

   (14) Includes 450,000 shares of Series A Preferred Stock and 124,831 shares of Series B Preferred Stock.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between the Company, certain shareholders, and directors and officers.

Shareholders Agreement. All current holders of the Company's Common Stock are parties to a shareholders agreement (the "Shareholders Agreement") which restricts the transfer of their shares of capital stock of the Company and grants the Company and the other shareholders a right of first refusal to purchase shares which a shareholder attempts to transfer. The Shareholders Agreement terminates upon the occurrence of any of the following: (i) if the Company permanently ceases to do business; (ii) the Company completes an underwritten public offering of its Common Stock which results in net proceeds to the Company and any selling shareholders of at least $7,500,000; or (iii) upon the written agreement of the holders of no less than eighty percent (80%) of the voting power of the outstanding Common Stock and Preferred Stock voting as a single class.

Tag-Along and Co-Sale Rights. James F. Stuart, A.J. Lewis III, Jack Stazo and Steven P. Rosenberg, founding shareholders, have entered into agreements with certain other shareholders granting such shareholders the right to participate pro rata in sales to third parties.

Voting Agreement. In excess of 80% of the Company's shareholders are bound by a Voting Agreement which establishes the number and make up of the Board of Directors. See "Management -- Voting Agreement."

Stock Purchase Agreements with Norwest, et al. On September 20, 1995, Packaged Ice entered into a stock purchase agreement with Norwest and Food Fund ("Norwest Agreement") pursuant to which the Company issued 450,000 shares of Series A Preferred Stock at a price of $5.56 per share and 420,000 shares of Common Stock at a price of $5.00 per share. In addition, the Stock Purchase Agreement requires a vote of two-thirds of the Board of Directors before the Company may take certain actions relating to distributions, granting demand registration rights, guaranteeing indebtedness, making loans, changing the business, making acquisitions, issuing securities and pledging assets. In connection with the issuance of stock, Norwest and Food Fund were granted demand and piggy-back registration rights under a registration rights agreement. The demand right gives the investors the right to cause the Company to register their securities at any time after September 20, 2000 and before September 20, 2004. In addition, Norwest and Food Fund were granted a put option to sell their stock back to the Company at fair market value, which option becomes effective only if Norwest and Food Fund have been unable to register their stock by September 20, 2004. The put option terminates in the event the Company completes a firmly underwritten public offering of Common Stock, provided that the gross offering price equals or exceeds $7,500,000. In December 1996, Norwest, Food Fund and Steven P. Rosenberg advanced $750,000 to the Company under convertible demand notes. On January 17, 1997, the Company entered into a stock purchase agreement with Norwest, Food Fund and Steven P. Rosenberg pursuant to which the Company issued 124,831 shares of Series B Preferred Stock at a price of $6.07 per share in exchange for the cancellation of the $750,000 of demand notes. As a result of the issuance of Series B Preferred Stock, the Shareholders Agreement and the Voting Agreement were amended to include the Series B Preferred Stock. In addition, Mr. Rosenberg was granted demand registration rights under the September 20, 1995 registration rights agreement. The Company has amended the September 20, 1995 registration rights agreement to grant demand registration rights to Mr. Rosenberg, Food Fund and Norwest, which are substantially similar to those granted in connection with the issuance of the warrants. Holders of Series A Preferred Stock and Series B Preferred Stock have contractual preemptive rights to acquire capital stock.

Stock Purchase Agreements with Individual Investors. The Company entered into a stock purchase agreement dated December 23, 1993 which granted certain individual shareholders piggy-back registration rights with respect to the Common Stock and the right to receive financial and other information and notice of certain events. The Company entered into a stock purchase agreement on September 20, 1995 with individual investors which granted them piggy-back registration rights, contractual preemptive rights to acquire capital stock, and the right to receive financial and other information. In addition, this agreement requires a vote of two-thirds of the Board of Directors before the Company may take certain actions relating to distributions, granting demand registration rights, guaranteeing indebtedness, making loans, changing the business, making acquisitions, issuing securities and pledging assets. The Board of Directors has unanimously approved the issuance of the securities and all ancillary agreements.

Agreements with A. J. Lewis III. A. J. Lewis III is the President and Chief Operating Officer and a director of the Company. At December 31, 1997, Mr. Lewis and his wife, Liza B. Lewis, owned 5.3% of the fully diluted shares of Common Stock of the Company. Mr. and Mrs. Lewis have been granted demand registration rights in connection with the acquisitions of Mission and STPI. Prior to completion of these acquisitions, Mr. Lewis and his wife owned

100% of Mission and 80% of STPI. Mr. Lewis and his wife also own Southwest Texas Equipment Distributors, Inc. which is a shareholder of the Company. Southwest Texas Equipment Distributors, Inc., an ice equipment sales and rental company, has the exclusive right to supply Hoshizaki ice cubers to the Company under an agreement dated September 9, 1991. Mr. Lewis holds the option to purchase the real estate on which Mission's facilities are located. Mr. Lewis intends to exercise this option in 1998. As part of the acquisitions of Mission and STPI, the Company will lease these facilities from Mr. Lewis on arms-length terms approved by a disinterested majority of the Board of Directors. These agreements with Mr. Lewis may result in conflicts of interest with respect to certain matters affecting the Company, such as potential business opportunities, business dealings, demands on Mr. Lewis' time, possible corporate transactions and other strategic decisions affecting the future of the Company and Mr. Lewis.

Agreements with Southwestern Ice, Inc. and its Principals. Prior to completion of the acquisition of SWI by the Company, Dale M. Johnson, Robert G. Miller and Alan S. Bernstein together owned 95% of SWI. At December 31, 1997, Messrs. Johnson, Miller and Bernstein owned an aggregate of 8.2% of the fully diluted shares of Common Stock of the Company. Messrs. Johnson, Miller and Bernstein were granted demand registration rights in connection with the issuance of shares. Prior to the acquisition of SWI, Packaged Ice and SWI were parties to an option agreement and master lease agreement under which SWI granted to the Company the right to acquire SWI on specified terms, and under which SWI obtained the right to lease Packaged Ice Systems and place them in SWI's market area. The option agreement and master lease agreement with SWI terminated upon consummation of the acquisition. Mr. Miller owns and leases to the Company the real property on which an ice manufacturing plant in Phoenix, Arizona is located.

Stock Purchase Agreement with SV Capital Partners, L.P. On July 17, 1997, Packaged Ice entered into a stock purchase agreement with SV Capital Partners, L.P. pursuant to which the Company issued 300,000 shares of Common Stock at a price of $10.00 per share and a warrant to purchase 100,000 shares of Common Stock at an exercise price of $14.00 per share until July 17, 2002. In addition, the stock purchase agreement with SV requires a vote of two-thirds of the Board of Directors before the Company may take certain action relating to distributions, granting demand registration rights, guaranteeing indebtedness, making loans, changing the business, making acquisitions, pledging assets and becoming a party to a merger, consolidation or reorganization resulting in less than 51% voting power by persons who held at least 51% of the voting power before such transaction or selling all or substantially all of the Company's assets. In connection with the investment by SV, the holders of at least 60% of the outstanding capital stock of the Company executed a voting agreement pursuant to which SV may designate a representative to be elected to the Board of Directors and the shareholders shall elect such person to the Board. Also in connection with the issuance of stock, SV was granted demand and piggy back registration rights under a registration rights agreement. The demand gives SV the right to cause the Company to register its securities at any time after 180 days following completion by the Company of a public equity offering. In addition, James F. Stuart, A. J. Lewis III and Steven P. Rosenberg entered into a parallel exit agreement with SV guaranteeing SV the right to participate pro rata in sales to third parties. SV also became a party to the Shareholders Agreement and Voting Agreement in connection with the issuance of stock to SV.

Securities Purchase Agreement with Culligan Water Technologies, Inc. On
December 2, 1997, the Company entered into a Securities Purchase Agreement (the "Culligan Securities Purchase Agreement") with Culligan pursuant to which Culligan acquired 235,000 shares of Mandatorily Redeemable Preferred Stock, 94 shares of Series C Preferred Stock and warrants, with an exercise price of $13.00 per share, to purchase 1,807,692 shares of Common Stock, for an aggregate price of $23.5 million, $10.0 million of which was paid on December
2, 1997 and $13.5 million of which was paid on December 15, 1997. In addition, the Company entered into a Securities Purchase Agreement pursuant to which an existing investor purchased 15,000 shares of Mandatorily Redeemable Preferred Stock, 6 shares of Series C Preferred Stock and warrants to acquire 115,385 shares of Common Stock for an aggregate price of $1.5 million. The warrants are valid until the earlier to occur of (a) April 15, 2005 and (b) the first anniversary of the last day of the first period of twenty (20) consecutive Trading Days following a Qualifying IPO during which there is a Closing Price on each such Trading Day and the Closing Price on each such Trading Day equals or exceeds the Threshold Price. "Qualifying IPO" means an underwritten public offering of Common Stock at an aggregate price to the public of at least $40,000,000 and after which the Common Stock is listed on a national securities exchange or automated quotation system. "Closing Price" means, with respect to any Trading Day, the last reported sale price per share on such day of the Common Stock on the principal national securities exchange or automated quotation system on which the Common Stock is then listed. "Threshold Price" means, initially, $26.00, subject to adjustment. "Trading Day" means any day on which the principal national securities exchange or automated quotation system on which the Common Stock is listed is open for business. The Company intends to use the net proceeds to support the Company's plan of strategic acquisitions and for working capital.

Holders of the Mandatorily Redeemable Preferred Stock shall be entitled to receive dividends equal to 10% of the liquidation preference thereof, and all dividends shall be fully cumulative. Dividends may be paid in cash or in kind by issuing a number of additional shares of Mandatorily Redeemable Preferred Stock. If dividends are paid in kind, the Company shall also issue additional warrants to purchase Common Stock at an exercise price of $13.00 per share to the holders of the Mandatorily Redeemable Preferred Stock. Holders of the Mandatorily Redeemable Preferred Stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. The Company may redeem the Mandatorily Redeemable Preferred Stock at any time subject to contractual and other restrictions with respect thereto and to applicable provisions of the Texas Business Corporation Act and to the legal availability of funds therefor. The Company is obligated to redeem the Mandatorily Redeemable Preferred Stock for cash on April 15, 2005 subject to applicable provisions of the Texas Business Corporation Act. The Company may redeem all of the Mandatorily Redeemable Preferred Stock for notes in an aggregate principal amount of the liquidation preference amount of the Mandatorily Redeemable Preferred Stock.

The Series C Preferred Stock was created to provide Culligan and Jesselson the right to vote a number of shares equal to the number of warrants issued to them, such rights to be effective only at such time or times that Culligan owns less than twenty percent (20%) of the fully diluted Common Stock. The Company may redeem all (but not less than all) of the Series C Preferred Stock at such time as the investors cease to own at least fifty percent (50%) of the Fully Diluted Warrant Common Stock (as defined in the Certificate of Designation of the Series C Preferred Stock).

The securities purchase agreements require a vote of two-thirds of the Board of Directors before the Company may take certain action relating to distributions, granting demand registration rights, guaranteeing indebtedness, making loans, changing the business, making acquisitions, pledging assets and becoming a party to a merger, consolidation or reorganization resulting in less than 51% of the Company's assets. The securities purchase agreements also contain certain restrictive covenants, which the Company is required to adhere to while any of the Mandatorily Redeemable Preferred Stock is outstanding. In connection with the investment by Culligan, the holders of over 80% of the outstanding capital stock of the Company executed a voting agreement pursuant to which Culligan may designate two representatives to be elected to the Board of Directors and the shareholders shall elect such persons to the Board. Also in connection with the issuance of stock, Culligan was granted demand and piggy back registration rights under a registration rights agreement. The demand gives Culligan the right to cause the Company to register its securities at any time after 180 days following completion by the Company of a public equity offering. In addition, James F. Stuart, A.J. Lewis III and Steven P. Rosenberg entered into a parallel exit agreement with Culligan guaranteeing Culligan the right to participate pro rata in sales to third parties. Culligan and Jesselson also entered into a Stock Transfer Restriction Agreement that precludes them from transferring the Series C Preferred Stock or Common Stock issued under the warrants to the Company's primary competitor.

Other Transactions and Relationships with Shareholders. Akin, Gump, Strauss, Hauer & Feld, L.L.P. ("Akin Gump") provides legal services to the Company. Cecil Schenker, a shareholder of the Company, is a partner of Akin Gump. Alan Schoenbaum, the son of Stanley Schoenbaum, a shareholder of the Company, is a partner of Akin Gump. Kenneth H. Johnson, a shareholder, provides legal services to the Company. Bill Highsmith, a shareholder, has acted as an insurance agent for the Company in connection with the Company's health insurance and key-man life insurance. James M. Raines, a shareholder, is affiliated with Williams Financial Group, which provided investment banking services to the Company in connection with the sale of the Notes, for which it will receive a finder's fee from the Initial Purchaser. Lancer Corporation, a shareholder, supplies the Company's proprietary bagging devices under an exclusive contract.

The Company believes that the transactions referred to above are no less favorable than transactions, which would have been obtained from unrelated third parties. Any future transactions between the Company and related parties will be approved by outside directors and will be on terms no less favorable than those, which could have been obtained from unrelated third parties.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.



                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets at December 31, 1997 and 1996                    F-2

Consolidated Statements of Operations for the Years Ended December 31,
1997, 1996 and 1995                                                          F-3

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1997 and 1996                                                   F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
1997 and 1996                                                                F-5

Notes to Consolidated Financial Statements                                   F-6

      (a)(2) Financial Statement Schedules

      All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

      (a)(3) Exhibits

      The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by footnote, exhibits that were previously filed, are incorporated by reference.

      Exhibit No.      Description

      3.1 Articles of Incorporation of Packaged Ice, Inc. (the "Company") filed with the Secretary of State of the State of Texas on August 14, 1990. (Exhibit 3.1)(1)

      3.2 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on February 5, 1992. (Exhibit 3.2)(1)


      3.3 Certificate of Designation of Series A Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on September 19, 1995. (Exhibit 3.3)(1)

      3.4 Certificate of Designation of Series B Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on January 10, 1997. (Exhibit 3.4)(1)

      3.5 Amended and Restated Bylaws of the Company effective as of January 20, 1997. (Exhibit 3.5)(1)

      4.1 Indenture, dated April 17, 1997, among the Company, as Issuer, the Subsidiary Guarantors identified therein (the "Guarantors"), and U.S. Trust Company of Texas, N.A. as Trustee. (Exhibit 4.1)(1)

4.2 Registration Rights Agreement, dated as of April 17, 1997, among the Company, the Subsidiary Guarantors, and the purchasers of the Notes. (Exhibit 4.2)(1)

4.3 First Supplemental Indenture, dated as of October 16, 1997, among the Company, the Subsidiary Guarantors, and the Purchasers of the Notes. (Exhibit 4.3) (3)

4.4 Supplemental Indenture, dated as of October 23, 1997, for Indenture dated as of April 17, 1997. (Exhibit 4.4) (3)

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

10.5 Parallel Exit Agreement, dated July 17,1997, by and among Packaged Ice, Inc., SV Capital Partners, L.P., and certain of Packaged Ice, Inc.'s shareholders (James F. Stuart, A. J. Lewis III, and Steven P. Rosenberg). (Exhibit 10.42)(2)

10.6 Indemnification Agreement, dated July 17, 1997, by and between Packaged Ice, Inc. and Rod Sands, indemnifying Mr. Sands as a director of Packaged Ice, Inc. (Exhibit 10.43)(2)

10.7 Warrant Agreement among the Company and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7) (3)

10.8 Credit Agreement by and among the Company, The Frost National Bank (individually and as Agent for Zions and other Banks), and Zions First National Bank (individually), dated as of September 15, 1997. (Exhibit 10.8) (3)

10.9 First Amendment to Credit Agreement dated as of October 16, 1997. (Exhibit 10.9) (3)

10.10 Agreement (Patents) (United States) dated as of September 15, 1997, executed by the Company in favor of Agent. (Exhibit 10.10) (3)

10.11 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of The Frost National Bank. (Exhibit 10.11) (3)

10.12 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of Zions First National Bank. (Exhibit 10.12) (3)

10.13 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SWI in favor of Agent and Banks. (Exhibit 10.13)
                 (3)

10.14 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by MPI in favor of Agent and Banks. (Exhibit 10.14)
                 (3)

10.15 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by PILI in favor of Agent and Banks. (Exhibit 10.15)
                 (3)

10.16 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SII in favor of Agent and Banks. (Exhibit 10.16)
                 (3)

10.17 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by STPI in favor of Agent and Banks. (Exhibit 10.17)
                 (3)

10.18 Security Agreement dated as of September 15, 1997, executed by the Company as Debtor in favor of Agent. (Exhibit 10.18) (3)

10.19 Security Agreement dated as of September 15, 1997, executed by STPI as Debtor in favor of Agent. (Exhibit 10.19) (3)

10.20 Security Agreement dated as of September 15, 1997, executed by SWI as Debtor in favor of Agent. (Exhibit 10.20) (3)

10.21 Security Agreement dated as of September 15, 1997, executed by MPI as Debtor in favor of Agent. (Exhibit 10.21) (3)

10.22 Security Agreement dated as of September 15, 1997, executed by PILI as Debtor in favor of Agent. (Exhibit 10.22) (3)

10.23 Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona. (Exhibit 10.23) (3)

10.24 Pledge and Security Agreement (Subsidiary Stock) dated as of September 15, 1997, executed by the Company as Pledgor in favor of Agent. (Exhibit 10.24) (3)

10.25 Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Pima County, Arizona. (Exhibit 10.25) (3)

10.26 Leasehold Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona. (Exhibit 10.26) (3)

10.27 Deed of Trust, Security Agreement, Assignment of Rents, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Imperial and San Diego Counties, California. (Exhibit 10.27)
                 (3)

10.28 Leasehold Deed of Trust, Security Agreement, Assignment of Rents, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of San Diego County, California. (Exhibit 10.28) (3)

10.29 Deed of Trust, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Shelby County, Tennessee. (Exhibit 10.29) (3)

10.30 Deed of Trust, Assignment Security Agreement, and Financing Statement (Refugio County) dated as of September 15, 1997, executed by MPI, as filed of record in the Real Property Records of Refugio County, Texas. (Exhibit 10.30) (3)

10.31 Deed of Trust, Assignment Security Agreement, and Financing Statement (Cameron and Hidalgo Counties) dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Cameron and Hidalgo Counties, Texas. (Exhibit 10.31) (3)

10.32 Subordination, Attornment and Non-Disturbance Agreement dated as of September 15, 1997, by and between Mid Valley Industries, as Tenant, and Agent, covering property located at 101 North 16th Street, McAllen, Texas 78501. (Exhibit 10.32)
                 (3)

10.33 Leasehold Deed of Trust, Assignment, Security Agreement, and Financing Statement (Nueces County) dated as of September 15, 1997, executed by MPI, as filed of record in the Real Property Records of Nueces County, Texas. (Exhibit 10.33) (3)

10.34 Leasehold Deed of Trust, Assignment, Security Agreement, and Financing Statement (Dallas County) dated as of September 15, 1997, executed by the Company, as filed of record in the Real Property Records of Dallas County, Texas. (Exhibit 10.34) (3)

10.35 Indenture, dated October 16, 1997, among the Company, as Issuer, the guarantors identified therein (the "Guarantors"), and U.S. Trust Company of Texas, N.A. as Trustee. (Exhibit 10.35) (3)

10.36 Registration Rights Agreement, dated as of October 16, 1997, among the Company, the Subsidiary Guarantors, and the purchasers of the Notes. (Exhibit 10.36) (3)

10.37 Purchase Agreement, dated October 10, 1997, among the Company, the Guarantors, and Jefferies & Company, Inc. (the Initial Purchaser of the Notes). (Exhibit 10.37) (3)

10.38 Securityholder's and Registration Rights Agreement, dated as of October 16, 1997, among the Company and the Initial Purchaser. (Exhibit 10.38) (3)

10.39 Supplemental Indenture dated as of October 23, 1997, for Indenture dated as of October 16, 1997. (Exhibit 10.39) (3)

10.40 Trademark License Agreement between Culligan International Company and Packaged ice, Inc. dated as of October 31, 1997. (Exhibit 10.40) (3)

10.41 Asset Purchase Agreement between Southwestern Ice, Inc. and Pure Flo Package Water and Ice Co. dated as of June 30, 1997. (Exhibit 10.41) (3)

10.42            Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and
                 W. Brad Troutman and James V. White, Jr., Stockholders, holders of all of the outstanding stock of First Ice Company and Codurus Leasing Company, dated as of September 4, 1997. (Exhibit 10.42) (3)

10.43 Asset Purchase Agreement between Southwestern Ice, Inc. and CMC Ice, Inc., Carlos Shannon, and Linda Shannon dated as of September 4, 1997. (Exhibit 10.43) (3)

10.44 Asset Purchase Agreement between Southwestern Ice, Inc. and CJC Ice, Inc. dated as of September 4, 1997. (Exhibit 10.44)
                 (3)

10.45 Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and Warren F. Kruger and Julie S. Kruger, stockholders, holders of all of the outstanding stock of Century Ice of Tulsa, Inc. and Ice Cold Enterprises, Inc., dated as of September 12, 1997. (Exhibit 10.45) (3)

10.46 Asset Purchase Agreement between Southwestern Ice, Inc. and Ed's Refrigeration, Inc. d/b/a The Ice Co. and the Shareholders of Ed's Refrigeration, Inc., Edmond Pacques and True Dee Packs dated as of October 9, 1997. (5)

10.47 Agreement and Plan of Merger by and among Packaged Ice, Inc., Golden Eagle Ice-Texas, Inc., Golden Eagle Ice Company and Diane C. Bray dated as of October 27, 1997. (5)

10.48 Agreement and Plan of Merger by and among Packaged Ice, Inc., Central Arkansas Cold Storage-Texas, Inc., Central Arkansas Cold Storage, Inc. and Diane C. Bray dated as of October 27, 1997. (5)

10.49 Asset Purchase Agreement by and among Mission Party Ice, Inc., Packaged Ice, Inc. and R2D2, Inc. and David Peters and Robert Pierce dated as of October 30, 1997. (5)

10.50 Asset Purchase Agreement by and among Mission Party Ice, Inc., Packaged Ice, Inc. and New Braunfels Smokehouse, Inc. and Sue Snyder dated as of November 7, 1997. (5)

10.51 Asset Purchase Agreement by and among Southwestern Ice, Inc., Ice Company Enterprises, Inc. and David Jensen and Steve Jensen dated as of November 11, 1997. (5)

10.52 Stock Purchase Agreement by and among Packaged Ice, Inc. and Herbert F. Stackhouse, Jr. and Earl Milton Spaulding, Jr., holders of all of the outstanding stock of Peoples Crystal Ice Company dated November 21, 1997. (5)

10.53 Certificate of Designation of Series C Preferred Stock as filed with the Texas Secretary of State on December 2, 1997. (Exhibit 4.1) (4)

10.54 Certificate of Designation of 10% Exchangeable Preferred Stock as filed with the Texas Secretary of State on December 2, 1997. (Exhibit 4.2) (4)

10.55 Securities Purchase Agreement between Packaged Ice, Inc. and Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.1) (4)

10.56 Securities Purchase Agreement between Packaged Ice, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.2) (4)

10.57 Common Stock Purchase Warrant issued by Packaged Ice, Inc. and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of the Company's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3) (4)

10.58 Common Stock Purchase Warrant issued by Packaged Ice, Inc. and issued to Erica Jesselson issuing 115,385 fully paid and nonassessable shares of the Company's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.4) (4)

10.59 Registration Rights Agreement by and among Packaged Ice, Inc., Culligan Water Technologies, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.5) (4)

10.60 Culligan Voting Agreement by and among Packaged Ice, Inc. and Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.6) (4)

10.61            Letter Agreement dated December 2, 1997. (Exhibit 10.7) (4)

10.62            Parallel Exit Agreement by and among Packaged Ice, Inc., James
                 F. Stuart, A.J. Lewis, III, Steven P. Rosenberg, Culligan Water Technologies, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.8) (4)

10.63 Amendment No. 3 to The Amended and Restated Voting Agreement by and among Packaged Ice, Inc. and the Shareholders of the Company dated November 4, 1997. (Exhibit 10.9) (4)

10.64 Transfer Restriction Agreement by and between Packaged Ice, Inc. and Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.10) (4)

10.65 Transfer Restriction Agreement by and between Packaged Ice, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.11) (4)

10.66 Asset Purchase Agreement by and among Packaged Ice, Inc. and Ronnie Joe Evans dated December 19, 1997. (5)

10.67 Asset Purchase Agreement by and among Southwestern Ice, Inc., Superior Ice Company, Inc., Robert N. Pratt and John Kelly dated December 29, 1997. (5)

10.68 Asset Purchase Agreement by and among Golden Eagle Ice-Texas, Inc., Big "R" Ice Company, Inc., Sellit, Inc., Ratliff Bros., Joe D. Ratliff and Richard D. Ratliff dated December 30, 1997. (5)

10.69 Asset Purchase Agreement by and among Golden Eagle Ice-Texas, Inc. and Simmons Poultry Farms, Inc. dated December 31, 1997. (5)

11               Computation of Income Per Common Share

21               Subsidiaries of the Company

23               Independent Auditors' Consent

27.1             Financial data schedule

99(1) Financial Statements for Mission Party Ice, Inc. and Southwest Texas Packaged Ice, Inc. for the period January 1, 1997 to April 16, 1997.

99(2) Financial Statements for Southwestern Ice, Inc. for the period January 1, 1997 to April 16, 1997.


   (1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (file No. 333-29357) filed with the SEC on June 16, 1997.

   (2) Filed as an Exhibit to Amendment No. 1 to the Company's Registrant Statement No. 333-29357 on Form S-4 filed with the SEC on July 29, 1997.

   (3) Filed as an Exhibit to the Company's Form 10-Q for the Quarterly period ended September 30, 1997, filed with the SEC on November 14, 1997.

   (4) Filed as an Exhibit to the Company's Form 8-K dated November 20, 1997, filed with the SEC on December 15, 1997.


   (5)    Filed herewith.

 (b)             Reports on Form 8-K:

          The Company filed a report on Form 8-K on October 31, 1997 regarding the Trademark License Agreement between the Company and Culligan Water Technologies, Inc. dated October 31, 1997 and discussions with Culligan and other investors with respect to a possible investment in the Company.

          The Company filed a report on Form 8-K on December 15, 1997 regarding an investment in the Company by Culligan Water and another previous investor of the Company of $25 million.

          The Company filed a report on Form 8-K on February 9, 1998 regarding the issuance of $145,000,000 Series A Senior Notes due 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                 PACKAGED ICE, INC.


               , 1998
---------------                                  ---------------------------
                                                 James C. Hazlewood
                                                 Chief Financial and
                                                 Accounting Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                    TITLE                                         DATE
           ---------                    -----                                         ----
-----------------------           Chairman of the Board and                                         , 1998
James F. Stuart                   Chief Executive Officer                       --------------------


-----------------------           President, Chief Operating Officer
A. J. Lewis III                   and Director                                                      , 1998
                                                                                --------------------


-----------------------           Vice Chairman of the Board                                        , 1998
Steven P. Rosenberg                                                             --------------------


-----------------------           Director
Stephen R. Sefton                                                               --------------------, 1998


-----------------------           Director
Richard A. Coonrod                                                              --------------------, 1998


-----------------------           Director
Robert G. Miller                                                                --------------------, 1998


-----------------------           Director
Rod J. Sands                                                                    --------------------, 1998


                          INDEPENDENT AUDITORS' REPORT




To the Shareholders of Packaged Ice, Inc.:

We have audited the accompanying consolidated balance sheets of Packaged Ice, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


Houston, Texas
March 27, 1998


                       PACKAGED ICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                             1997               1996
                                                                       -------------      -------------
                             ASSETS
CURRENT ASSETS:
  Cash and equivalents ...........................................     $  14,825,259      $     169,535
  Short-term cash investment .....................................         4,543,552               --
  Accounts receivable:
     Trade .......................................................         4,038,582            213,811
     Affiliates ..................................................            64,727            119,476
  Inventory ......................................................         1,347,496            115,825
  Prepaid expense ................................................           321,492             29,309
                                                                       -------------      -------------
          Total current assets ...................................        25,141,108            647,956
PROPERTY, net ....................................................        43,297,449          9,887,687
OTHER ASSETS:
  Goodwill, net ..................................................        44,280,568               --
  Debt issuance cost, net ........................................         6,297,712            144,460
  Other ..........................................................         3,283,617            842,685
                                                                       -------------      -------------
          TOTAL ..................................................     $ 122,300,454      $  11,522,788
                                                                       =============      =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of long-term obligations .......................     $        --        $     703,077
  Accounts payable ...............................................         1,965,093            324,624
  Payable to affiliates ..........................................         1,309,083            634,585
  Accrued expense ................................................         1,461,030            170,750
  Accrued interest ...............................................         1,875,972             39,272
  Notes payable ..................................................         1,975,968              3,425
                                                                       -------------      -------------
          Total current liabilities ..............................         8,587,146          1,875,733
LONG-TERM  OBLIGATIONS ...........................................        67,501,537          2,831,955
CONVERTIBLE NOTES ................................................              --              750,000
COMMITMENTS AND CONTINGENCIES
MANDITORILY REDEEMABLE PREFERRED STOCK
  Series C,10%, Exchangeable - 250,000 shares issued and
     outstanding at December 31, 1997, liquidation
     preference of $100 per share ................................        25,198,630               --
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
  Series A Convertible -- 450,000 shares issued and
     outstanding at December 31, 1997 and 1996 ...................         2,496,527          2,496,527
  Series B Convertible -- 124,831 shares issued
     and outstanding at December 31, 1997 ........................           726,226               --

COMMON STOCK WITH PUT REDEMPTION OPTION,
   420,000 shares issued and outstanding at December 31,
   1997, and 1996 ................................................         1,971,851          1,971,851
SHAREHOLDERS' EQUITY:
  Preferred stock, Series C, $.01 par value, 100 shares
     authorized and outstanding
  Common stock, $.01 par value; 50,000,000 shares ................              --                 --
     authorized; shares issued of  4,015,981 at
     December 31, 1997, and 2,406,371 at December 31,1996.........            40,160             24,064
  Additional paid-in capital
                                                                          28,804,811          4,669,301
  Less: 298,231 shares of treasury stock, at cost ................        (1,491,155)              --
  Accumulated deficit ............................................       (11,535,279)        (3,096,643)
                                                                       -------------      -------------
          Total shareholders' equity .............................        15,818,537          1,596,722
                                                                       -------------      -------------
          TOTAL ..................................................     $ 122,300,454      $  11,522,788
                                                                       =============      =============


                 See notes to consolidated financial statements.






                       PACKAGED ICE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                             ------------------------------------------------
                                                 1997              1996              1995
                                             ------------      ------------      ------------
Revenues ...............................     $ 28,980,564      $  4,426,860      $  2,830,493
Cost of sales ..........................       18,723,786         2,034,828         1,251,527
                                             ------------      ------------      ------------
Gross profit ...........................       10,256,778         2,392,032         1,578,966
Selling, general and administrative ....        7,635,538         1,981,278         1,514,542
Depreciation and amortization ..........        5,129,879         1,455,693           751,291
                                             ------------      ------------      ------------
Loss from operations ...................       (2,508,639)       (1,044,939)         (686,867)
Other income, net ......................          655,320           184,982            75,314
Interest expense .......................       (6,585,317)         (130,475)          (76,929)
                                             ------------      ------------      ------------
Loss before income taxes ...............       (8,438,636)         (990,432)         (688,482)
Income taxes ...........................             --                --                --
                                             ------------      ------------      ------------
Net loss ...............................     $ (8,438,636)     $   (990,432)     $   (688,482)
                                             ============      ============      ============
Net loss to common shareholders ........     $ (8,438,636)     $   (990,432)     $   (688,482)
                                             ============      ============      ============
Loss per share of  common stock
      - basic and diluted ..............     $      (2.40)     $      (0.35)     $      (0.26)
                                             ============      ============      ============
Weighted average common shares
outstanding ............................        3,600,109         2,826,371         2,682,261
                                             ============      ============      ============




                 See notes to consolidated financial statements.




                       PACKAGED ICE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Common Stock
                                 ---------------------
                                  Number of     Par       Paid-In      Subsciption    Treasury       Accumulated
                                   Shares       Value     Capital       Receivable     Stock          Deficit            Total
                                 ----------  --------   ------------   -----------    --------      -------------      -----------
BALANCE AT December 31, 1994     2,626,371   $ 26,264   $  5,853,334      $(34,399)   $  -           $ (1,417,729)      $4,427,470
  Issuance of common stock         280,000      2,800      1,311,767        29,600                                       1,344,167
  Repurchase of common stock      (500,000)    (5,000)    (2,495,800)                                                   (2,500,800)
                                 ---------   --------   ------------   -----------    --------       ------------      -----------
  Net loss                                                                                               (688,482)        (688,482)
                                 ---------   --------   ------------   -----------    --------       ------------      -----------
BALANCE AT December 31, 1995     2,406,371     24,064      4,669,301       (4,799)       -             (2,106,211)       2,582,355
  Issuance of common stock                                                  4,799                                            4,799
  Net loss                                                                                               (990,432)        (990,432)
                                 ---------   --------   ------------   -----------    --------       ------------      -----------
BALANCE AT December 31, 1996     2,406,371     24,064      4,669,301            -        -             (3,096,643)       1,596,722
  Issuance of common stock       1,609,610     16,096     15,767,822                                                    15,783,918
  Issuance of detachable
    warrants to
    purchase common stock                                  9,422,335                                                     9,422,335
  Accretion of manditorily
    Redeemable preferred
    stock                                                   (856,017)                                                     (856,017)
  Dividends accumulated on
    maditorily redeemable
    preferred stock                                         (198,630)                                                     (198,630)
  Purchase of treasury stock
                                                                                        (1,491,155)                     (1,491,155)
  Net loss                                                                                             (8,438,636)      (8,438,636)
                                 ----------  ---------  ------------   -----------     -----------   ------------      -----------
BALANCE AT December 31, 1997     4,015,981   $  40,160  $ 28,804,811   $  $     -      $(1,491,155)  $(11,535,279      $15,818,537
                                 =========   =========  ============   ===========     ===========   ============      ===========





                 See notes to consolidated financial statements.

                                                                                   YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------------
                                                                    1997                   1996                1995
                                                               ---------------      ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................     $    (8,438,636)     $      (990,432)     $       (688,482)
  Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities
   (excluding working capital from acquisitions):
    Depreciation and amortization ........................           5,129,879            1,455,693               751,291
    Amortization of debt discount ........................             576,805                 --                    --
    Gain from disposal of assets .........................              (4,030)              (2,584)                 --
    Changes in assets and liabilities:
       Accounts receivable, inventory and prepaid expenses            (996,731)             (26,189)             (106,107)
       Accounts Payable and accrued expenses .............             440,928              657,540               191,181
                                                               ---------------      ---------------      ----------------
          Net cash provided by (used in) operating
            activities ...................................          (3,291,785)           1,094,028               147,883
                                                               ---------------      ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions ....................................         (10,764,733)          (5,744,900)           (2,717,444)
   Cost of acquisitions ..................................         (44,144,926)                --                    --
   Purchase of short-term cash investments ...............          (4,499,415)                --                    --
   Increase in other assets ..............................          (2,279,504)            (333,918)             (243,621)
   Proceeds from disposition of property .................             147,776              153,733                  --
                                                               ---------------      ---------------      ----------------
         Net cash used in investing activities ...........         (61,540,802)          (5,925,085)           (2,961,065)
                                                               ---------------      ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred  stock .          27,100,791                 --               5,812,545
   Repurchase of common stock and preferred stock ........          (1,491,155)                --              (2,500,800)
   Proceeds from debt issuance, net ......................          69,562,179            3,604,403                82,232
   Proceeds from issuance and conversion of convertible
      demand notes .......................................             (23,774)             750,000                  --
   Borrowings from lines of credit .......................           9,900,000                 --                    --
   Repayment of lines of credit ..........................         (13,385,000)                --                    --
   Repayment of debt .....................................         (12,174,730)            (386,622)             (359,510)
                                                               ---------------      ---------------      ----------------
         Net cash provided by financing activities .......          79,488,311            3,967,781             3,034,467
                                                               ---------------      ---------------      ----------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..........          14,655,724             (863,276)              221,285

CASH AND EQUIVALENTS, BEGINNING OF PERIOD ................             169,535            1,032,811               811,526
                                                               ---------------      ---------------      ----------------

CASH AND EQUIVALENTS, END OF PERIOD ......................     $    14,825,259      $       169,535      $      1,032,811
                                                               ===============      ===============      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION-- Cash payments for interest ...............     $     4,748,482      $       114,383      $         75,606
                                                               ===============      ===============      ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Common stock issued in consideration for business
    acquisitions .........................................     $    12,814,283      $          --        $           --
                                                               ===============
  Fair value of warrants issued in connection with
    debt and acquisitions ................................     $     9,422,335      $          --        $           --
                                                               ===============
  Demand notes converted to preferred stock ..............     $       750,000      $          --        $           --
                                                               ===============


            See notes to consolidated financial statements

                       PACKAGED ICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") manufacture and distribute packaged ice by traditional delivery methods and stand-alone automated merchandising ice systems ("ice systems") installed primarily in retail locations. The ice systems produce and package bags of cubed ice at the customer's location. At December 31, 1997, the Company's customers were located primarily in the southern half of the United States.

2. RECENT EVENTS

On January 28, 1998, the Company completed a private offering of $145,000,000 aggregate principal amount of its 9 3/4% Series A Senior Notes due 2005 (the "New Senior Notes"). The New Senior Notes are general unsecured obligations of the Company, senior in right of payment to all existing and future Subordinated Indebtedness of the Company and pari passu to all senior indebtedness of the Company except the New Senior Notes will be effectively subordinated to the Existing Credit Facility and any future credit facility. The New Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the New Senior Notes were applied to (i) repurchase the Series B Notes and Series C Notes as (see Note 6),
(ii) repay all outstanding obligations under the Existing Credit Facility, (iii) fund acquisitions of traditional ice companies and (iv) for working capital and general corporate purposes.

Simultaneous with the issuance of the New Senior Notes, the Company purchased and retired the $75 million of 12% Senior Notes due 2004 (see Note 6), the Company will record an extraordinary charge of approximately $18.3 million for such debt extinguishment relating to the write-off of debt discount, and associated redemption premiums and issuance costs.

The Company's New Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by each of the Company's current and future wholly owned subsidiaries. (see Note 11 regarding condensed financial information on subsidiary guarantors).

From January 1, 1998 through March 27, 1998, the Company has acquired fifteen
(15) traditional ice companies for a total purchase price of $ 55.9 million. In the aggregate, the Company paid $45.3 million in cash and issued 900,260 shares of stock valued at between $10 and $13 per share. The Company issued the stock in reliance upon the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended. Each investor represented to the Company that the investor acquired the stock for the investor's own account and not with a view to distribution. The investor had access to all available material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended. The Company has not completed an assessment of the fair value of the net assets acquired for purposes of allocating the excess of the purchase price over the net book value of the acquired businesses. In conjunction with the Company's ongoing assessment of the fair value of the net assets acquired from the acquisitions discussed above, management has estimated the amortization period of goodwill to be 40 years. The amortization period reflects management's current estimate of the ultimate period to be benefited by these intangible assets. The acquired businesses will be recorded using the purchase method of accounting, and therefore, the results of their operations will be included in the Company's unaudited consolidated financial statements from the date of their respective purchase.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the accounts of Packaged Ice, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

     Inventories -- Inventories consist of ice packaging polyethylene bags and spare parts, and are valued at the lower of first-in first-out cost or market basis.



     Property -- Property is carried at cost and is being depreciated on a straight-line basis over an estimated life of three to seven years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

     Goodwill -- Goodwill is being amortized on a straight-line basis, primarily over 40 years. Accumulated amortization of goodwill was $411,541, $ 0, and $ 0 at December 31, 1997, 1996, and 1995, respectively.

     Other Assets -- Other assets, consisting primarily of costs to acquire a competitor's ice system location contracts, ice system patents and deferred financing costs, are being amortized over 5, 17 and 3 years, respectively (see
Note 5).

     Long-lived Assets -- The Company records impairment losses on long-lived assets, including goodwill, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     Income Taxes -- The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

     Revenue Recognition -- Revenue from owned ice systems is recognized based upon the number of ice packaging bags delivered to and accepted by customers under contract terms. Once accepted, there is no right of return with respect to the bags delivered. Revenue from the sale of ice systems is recognized when the equipment is shipped. Revenues resulting from leased ice systems is recognized as earned under contract terms.

     Earnings Per Share -- The computation of earnings per share is based on net income (loss), after deducting the dividend requirement of preferred stock ($198,630 in 1997), divided by the weighted average number of shares outstanding. Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is antidilutive. For the years ended December 31, 1997, 1996 and 1995, all potentially dilutive securities are anti-dilutive and therefore are not included in the earnings per share calculation.

The following table presents information necessary to calculate basic earnings per share for the periods indicated, with 1996 and 1995 being restated to conform to the requirements of the Statement of Financial Accounting Standards No. 128, Earnings Per Share, described below:


                                                        For the Year Ended December 31,
                                                  -------------------------------------------
                                                    1997             1996             1995
                                                  -----------      -----------     ---------
BASIC EARNINGS PER SHARE
   Weighted Average Common Shares Outstanding       3,600,109        2,826,371     2,682,261
                                                  -----------      -----------     ---------

       Basic and Diluted Loss Per Share           $     (2.40)     $     (0.35)    $   (0.26)
                                                  -----------      -----------     ---------

EARNINGS FOR BASIC AND DILUTED COMPUTATION
   Net Loss                                       $(8,438,636)     $  (990,432)    $(688,482)
   Preferred Share Dividends                      $  (198,630)            --            --
                                                  -----------      -----------     ---------
   Net Loss to Common Shareholders                $(8,637,266)     $  (984,196)    $(688,482)
                                                  ===========      ===========     =========





     Cash Flows -- The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Fair Values of Financial Instruments -- The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the affiliate amounts due to their related party nature. The fair values of the Company's debt obligations (see Note 6) are representative of their carrying values based upon the variable rate terms for the Senior Credit Facility and mangement's opinion that the current rates offered to the Company for fixed-rte long-term debt with the same remaining maturities and security structure are equivalent to that of the Company's 12% Senior Notes.




     Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock Based Compensation -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123"), effective for the Company on January 1, 1996. SFAS 123 permits, but does not require, a fair value based method of accounting for employee stock option plans, resulting in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for stock option plans where no compensation expense is recognized.

     New Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128, which was effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of potential common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share when applying the treasury stock method in determining potential common share equivalents, replaces fully diluted earnings per share.

In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Company's capital structure disclosures.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 131 will not impact the Company's financial statements as it reports as a single segment. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures may be required upon the implementation of SFAS No. 130 and 131.

     Reclassification -- Certain amounts from previous years have been reclassified to conform to the current presentation.


4. PROPERTY AND EQUIPMENT


Property and equipment were as follows at December 31:




                                                 1997            1996
                                             -----------     -----------
Land ...................................     $ 1,880,974     $      --
Buildings ..............................       5,159,086
Ice Systems Equipment ..................      19,518,650      11,634,671
Plant Equipment & Machinery ............      10,662,952            --
Furniture & Fixtures ...................         134,455          32,278
Computer equipment .....................         481,470          65,725
Vehicles ...............................       4,509,823          25,492
Leasehold improvements .................       1,400,891          16,526
Merchandisers ..........................       4,970,400            --
Construction in Progress ...............         253.892            --
                                             -----------     -----------
Total property and equipment ...........      48,972,623      11,774,692
Less: accumulated depreciation and
amortization ...........................       5,675,144       1,887,005
                                             -----------     -----------
Total ..................................     $43,297,449     $ 9,887,687
                                             ===========     ===========



Depreciation and amortization expense for the three years ended December 31, 1997 was $3,788,139, $1,147,540, and $502,161, respectively.

5.  ACQUISITIONS

Through December 31, 1997, the Company has acquired certain traditional ice business and certain assets (the "Acquisitions") to compliment its core business for purchase prices totaling approximately $44.1 million in cash, $13.5 of assumed liabilities paid at closing and $12.8 million in common stock (approximately 1.3 million shares) reflected at the Company's valuation of $10.00 per share.

The Acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the Acquisitions. As a result of the number of acquisitions and their proximity to year-end, the Company has not completed the assessment of the fair value of the net assets acquired for the purposes of allocating the purchase price. The Acquisitions included at fair value current assets of $4,341,282, property plant and equipment of $26,576,914, and current liabilities of $5,613,070. The excess of aggregate purchase price over of the fair market value of the net assets acquired of approximately $44,692,109 was recognized as goodwill and is being amortized over 40 years. Amortization expense of Goodwill and Other Assets for the three years ended December 31, 1997 was $1,341,740, $308,153, and $249,130,
respectively.

The operating results of the Acquisitions have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents a summary of consolidated results of operations as if the Acquisitions had occurred on January 1, 1997.


     Revenue                                    $ 53,901,660
     Net loss                                     11,564,921
     Loss per share                                     2.81


6. LONG-TERM OBLIGATIONS

In December 1996 the Company received $750,000 in exchange for convertible demand notes bearing interest at a 10% annual rate. The notes were issued in contemplation of converting into a new class of preferred stock, subject to appropriate shareholder approval. Such approval occurred in January 1997 and the notes plus accrued interest thereon were converted into 124,831 shares of Series B Convertible Preferred Stock (see Note 9) at a conversion price of $6.07 per share ($726,226 net of expenses).

On April 17, 1997 the Company completed the sale of $50 million 12% Series A Senior Notes due 2004 (the "Series A Notes") in connection with a private placement offering. In connection with the debt issuance, detachable warrants to purchase 511,885 and 127,972 shares, respectively, of the Company's common stock were issued to Series A note holders and the investment banking firm that marketed the Series A Notes. The exercise price is $.01 per share. Concurrent with the sale of the Series A Notes, the Company consummated agreements with Mission Party Ice, Inc. and Southwest Texas Packaged Ice, Inc. (the "Mission Acquisition" and "STPI Acquisition", respectively) and SWI (the "Southwestern Acquisition"). The Mission Acquisition and STPI Acquisition companies are controlled by an existing shareholder of the Company and operate separate and distinct ice manufacturing facilities primarily in South Texas. SWI operates ice-manufacturing facilities in Arizona, New Mexico, California, Texas and Tennessee. Total combined consideration for the Mission and STPI Acquisitions was $10.4 million, consisting of $3.4 million in cash, $3.4 million in the assumption and repayment of seller debt and $3.6 million in shares of the Company's common stock. Total consideration for the SWI Acquisition was $18.8 million, consisting of $3.5 million in cash, $9.3 million in the assumption and repayment of seller debt and $6.0 million in shares of the Company's common stock. The Company sold the Series A Notes at a price of 96% of the par value, or $48,000,000, which was used to finance the cash portion plus certain related expenses of the purchase price for the above acquisitions, repay outstanding indebtedness, make capital expenditures and provide additional working capital. The Series A Notes are unconditionally guaranteed, on a senior subordinated basis by each of the Company's current and future wholly-owned subsidiaries other than unrestricted subsidiaries (the "Subsidiary Guarantors").

In August 1997, the Company issued 12% Senior Notes ("Series B Notes"). The Company offered to exchange all outstanding Series A Notes for the Series B Notes which are identical in all material aspects to the form and term of the Series A Notes except for certain transfer restrictions and registration rights relating to the Series A Notes. On October 6, 1997, all of the Series A Notes were exchanged for the Series B Notes. The Series B Notes are




                                     -F-9-
unconditionally guaranteed, on a senior subordinated basis by the Subsidiary Guarantors (See Note 11). The Series B Notes bear an interest rate of 12 percent per annum. The Series B Notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to pay dividends or make distributions with respect to the Company's capital stock of make certain other payments, to incur indebtedness, or to create liens.

On October 16, 1997, the Company completed the sale of $25 million principal amount 12% Series C Senior Notes due 2004 (the "Series C Notes") in connection with a private placement offering. In connection with the debt issuance, detachable warrants to purchase 255,943 shares of the Company's common stock were issued to the holders of the Series C Notes at an exercise price of $.01 per share. The Series C Notes were issued under the same terms, interest rates and covenants as the Series A Notes and Series B Notes discussed above. The net proceeds, after payment of fees and expenses, from the sale of the Series C Notes were used to repay the outstanding indebtedness under the Senior Credit Facility and for working capital purposes. The Series C Notes are unconditionally guaranteed, on a senior subordinated basis by the Subsidiary Guarantors

In September 1997, the Company executed a six-year Senior Credit Facility (the "Existing Credit Facility") with two banks that expires in September 2003. The Existing Credit Facility provides for borrowings of up to $20 million, subject to a borrowing base limitation (as defined). Interest is payable at the Company's option at the prime rate plus 1% or the London Interbank Offered Rate, plus a defined margin. At December 31, 1997, the selected interest rate was 9.5%. There was no principal amount outstanding at that date. The Existing Credit Facility is secured by substantially all of the Company's assets. In addition, the Existing Credit Facility contains restrictive covenants that, among other things, require the maintenance of certain financial ratios and limits total indebtedness of the Company. All loans under the Existing Credit Facility are guaranteed by each of the Company's current and future subsidiaries.

See Note 2 regarding New Senior Notes issued to retire outstanding Series B and C senior notes at December, 1997. At December 31, 1997 and 1996, long-term obligations consisted of the following:


                                       1997              1996
                                   ------------      ------------
Senior notes .................     $ 75,000,000      $       --
Less: unamortized debt
   discount on detachable
   warrants issued ...........       (7,498,463)             --
Bank credit facilities .......             --           3,485,000
Other ........................             --              50,032
                                   ------------      ------------
Total ........................       67,501,537         3,535,032
Less: current maturities .....             --             703,077
                                   ------------      ------------
Long-tern debt, net ..........     $ 67,501,537      $  2,831,955
                                   ============      ============


There are no principal maturities of long-term obligations for any of the next five years as of December 31, 1997.

See Note 11 for information regarding subsidiary guarantors of long-term obligations.

7. INCOME TAXES

The Company incurred losses for each of the three years ended December 31, 1997, 1996 and 1995 for both financial reporting and tax return purposes. Due to the uncertainty of being able to utilize such losses to reduce future taxes, a valuation allowance has been provided to reduce to zero the net deferred tax assets resulting primarily from the loss carryforwards available.

The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

                                                     Year Ended December 31,
                                          ---------------------------------------------
                                             1997             1996             1995
                                          -----------      -----------      -----------
Federal income tax benefit at
  statutory rate ....................     $(2,869,136)     $  (336,747)     $  (234,084)

Acquired tax liabilities ............       2,567,710             --               --

Increase in valuation allowance .....         201,006          288,994          240,136

Non-deductible expenses .............         100,420            5,408            4,037
Other ...............................            --             42,345          (10,089)
                                          -----------      -----------      -----------
Total provision for income taxes ....     $      --        $      --        $      --
                                          ===========      ===========      ===========




Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

                                      Year Ended December 31,
                                   ----------------------------
                                      1997             1996
                                   -----------      -----------
Deferred tax liabilities:
  Property and equipment .....     $(4,169,050)     $  (780,604)

Deferred tax assets:
  Other assets ...............          20,720           91,841

  Net operating loss
    carryforwards ............       5,354,991        1,694,418
                                   -----------      -----------
Total deferred tax assets ....       5,375,711        1,786,259
                                   -----------      -----------
Net deferred tax assets ......       1,206,661        1,005,655
Valuation allowance ..........      (1,206,661)      (1,005,655)
                                   -----------      -----------
Total deferred taxes .........     $      --        $      --
                                   ===========      ===========


At December 31, 1997, the Company had approximately $15 million of net operating loss carryforwards that expire between 2006 and 2012.


8. RELATED PARTIES

Certain affiliates of Company shareholders sell equipment and inventory to the Company. Total expenditures incurred related to these entities were $4,799,240 in 1997, $4,058,656 in 1996, and $2,527,000 in 1995. At December 31, 1997 and
1996, accrued liabilities to these entities totaled $159,719 and $605,336, respectively.

Law firms associated with certain Company shareholders provided services totaling $888,673 in 1997, $67,768 in 1996, and $109,000 in 1995.

A shareholder of the Company performed investment banking services in 1992 in exchange for $60,000 and a stock warrant to purchase up to 43,296 shares of the Company's common stock for $5.78 per share, subject to antidilution adjustments. The warrant was amended and exercised in April 1997 at the fair value of the stock as of the exercise date.

During 1996 the Company entered into a consulting arrangement with an individual affiliated through ownership with SWI. Under the terms of the arrangement this individual would be paid $10,000 per month. At December 31, 1996, the Company had accrued $30,000 for these services. This arrangement was terminated on April 17, 1997.

On April 17, 1997 the Company entered into a consulting arrangement with another individual affiliated through ownership with SWI. Under the terms of the arrangement this individual would be paid $125,000 per year. At December 31, 1997 the Company has accrued $88,195 for these services.

9. CAPITAL STOCK

Preferred Stock -- During September 1995, the Company's Board of Directors authorized the designation of 450,000 shares of $.01 par value Series A convertible preferred stock ("Series A"). Series A has no sinking fund provisions, but upon liquidation of the Company, the Company must pay the Series A holders $5.56 per share (aggregate of $2,502,000) before any amounts may be paid to the holders of common stock. Series A holders are entitled to vote on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each Series A holder is entitled to vote the number of equivalent common shares that underlie their respective Series A investment. Each Series A share is convertible into common stock without payment of additional consideration at a conversion price of $5.56 per share, subject to antidilution adjustments.

On September 20, 1995, the Company received net proceeds of approximately $5.8 million from a private placement offering and, in exchange, issued 700,000 shares of common stock and 450,000 shares of Series A convertible preferred stock. The proceeds from the offering were used (i) to repurchase and retire 420,000 shares of



                                     -F-11-
common stock from an unrelated shareholder for $2.5 million, (ii) to finance the purchase and installation of ice systems in additional customer locations, and
(iii) for working capital and general corporate purposes. The Company also repurchased and retired 80,000 shares of common stock for $800. With respect to the above issuance of 700,000 common shares, 420,000 shares contain a "put" option that provides the respective shareholders with the ability to require the Company to repurchase the common shares if certain registration rights with respect to the Series A Convertible Preferred Stock are not effected by September, 2004. The put price would be at the fair market value, as defined, at the time the put option is exercised. The 420,000 common shares subject to this redemption feature are shown on the consolidated balance sheet under the heading "Common Stock With Put Redemption Option".

During January 1997, the Company's board of directors authorized and the shareholders approved the designation of 200,000 shares of $.01 par value Series B convertible preferred stock ("Series B"). The Company issued 124,831 Series B shares in full satisfaction of the 10% convertible demand notes (see Note 6). Series B has no sinking fund provisions, but upon liquidation of the Company, the Company must pay the Series B holders $6.07 per share (aggregate $757,724) before any amounts may be paid to the holders of common stock. Series B holders are entitled to vote on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each Series B holder is entitled to vote the number of equivalent common shares that underlie their respective Series B investment. Each Series B share is convertible into common stock without payment of additional consideration at a conversion price of $6.07 per share, subject to antidilution adjustments.

The Series A and Series B convertible preferred shares are also subject to the same put redemption option described above for the 420,000 common shares. This redemption feature would be available beginning September, 2004 if the preferred stockholder has converted its holding to common shares and if certain registration rights with respect to the common shares are not effected by September, 2004. The Series A and Series B shares are shown on the consolidated balance sheet under the heading "Preferred Stock With Put Redemption Option".


On July 17, 1997, the Company sold to an unaffiliated entity 300,000 shares of common stock for $10 per share and issued a warrant entitling the new shareholder the right to purchase 100,000 shares of common stock at an exercise price of $14. The warrant expires on July 17, 2002. During the first nine months of 1997, the Company sold 26,899 shares of common stock to other investors not related to any acquisitions at prices ranging from $7.50 to $10.00 per share.

On July 24, 1997, the Company repurchased, at cost, treasury stock for approximately $1,491,155 million from a customer.

On December 2, 1997, the Company's Board of Directors authorized the designation of 500,000 shares of $0.01 par value 10% manditorily redeemable preferred stock, and 100 shares of $0.01 par value Series C preferred stock. Holders of the 10% manditorily redeemable preferred stock shall be entitled to receive dividends equal to 10% of the liquidation preference of $100 per share, and all dividends shall be fully cumulative. Dividends may be paid in cash or in kind by issuing a number of additional shares of the 10% manditorily redeemable preferred stock. If dividends are paid in kind, the Company shall also issue to holders of the 10% manditorily redeemable preferred stock, additional warrants to purchase common stock at an exercise price of $13.00 per share. Holders of the 10% manditorily redeemable preferred stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. The Company may redeem the 10% manditorily redeemable preferred stock at any time subject to contractual and other restrictions. The Company is obligated to redeem the 10% manditorily redeemable preferred stock for cash on April 15, 2005.

On December 2, 1997, the Company entered into a securities purchase agreement with Culligan Water Technologies, Inc. and an existing shareholder pursuant to which the Company issued 250,000 shares of the 10% mandatorily redeemable preferred stock, 100 shares of Series C preferred stock and warrants, with an exercise price of $13.00 per share, to purchase 1,923,077 shares of the Company's common stock, in exchange for an aggregate price of $25.0 million less issuance cost of $856,017. The warrants are valid until the earlier to occur of
(a) April 15, 2005 and (b) the first anniversary of the last day of the first period of twenty consecutive days following a qualifying IPO, as defined, during which there is a closing price on each such trading day and the closing price on each such trading day equals or exceeds the threshold price, as defined. The Series C preferred stock was created to provide Culligan and the existing shareholder the right to vote a number of shares equal to the number of warrants issued to them, such rights to be effective only at such time or times that Culligan owns less than twenty percent of the fully diluted common stock of the Company. The Company may redeem the outstanding Series C preferred stock (but not less than 100%) at such time as the investors cease to own at least 50% of the warrants.



Common Stock -- Holders of the Company's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company. Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.



10. EMPLOYEE BENEFIT PLAN

During 1996 the Company established a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed approximately $49,012 and $20,000 to the plan during 1997 and 1996, respectively.

The Company adopted the Packaged Ice, Inc. Stock Option Plan on July 26, 1994 (the "Option Plan"), as amended effective December 1997. Under the Option Plan, options to purchase up to 400,000 shares of Common Stock may be granted to employees, outside directors and consultants and advisers to the Company or any subsidiary. At December 31, 1997, 144,000 shares were available for future grants.

 Stock option activity for the two years ended December 31, 1997 is summarized below:


                                                                         Weighted
                                                                         Average
                                                                        Exercise
                                         Number of    Exercise Price      Price
               OPTIONS                   Shares          Per Share      Per Share
               -------                  ---------     --------------    ---------
Granted during 1996..................       6,000        $  7.50        $  7.50
Granted during 1997..................     194,500        $ 10.00        $ 10.00
Outstanding at December 31, 1997 ....     256,000     $6.22 -$10.00     $  9.28


Such options vest ratably over five years and expire ten years from the date of grant. The weighted average remaining contractual life of stock options outstanding under the Option Plan was 5.3 years at December 31, 1997. Exercisable stock options at December 31, 1997 and 1996 were 31,200 and 18,500, respectively. The Company measures compensation cost for this Plan using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss and net loss per share would have been $ (8,637,266) and $ (2.45) in 1997 and $ (1,017,747) and $(0.36) in 1996, respectively. Adjusted pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the "minimal value" method for option pricing with the following weighted average assumptions: risk free interest rate of 6.4%; no expected dividend yield; expected life of 8.2 years; expected volatility of zero.








11. SUBSIDIARY GUARANTORS

The Company's Series B Notes and the Series C Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by all of the Company's current and future, direct and indirect subsidiaries (the "Subsidiary Guarantors"), all wholly owned. The following table sets forth the "summarized financial information" of the Subsidiary Guarantors. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                        As of December 31,
                                  ----------------------------
                                      1997            1996
                                  -----------     ------------
Balance Sheet Data:

   Current Assets                 $ 6,591,604     $   184,434
   Property and Equipment          32,622,152       5,422,595
     Total Assets                  71,391,168       6,099,388
   Current Liabilities              3,094,149         795,913
   Long-Term Debt                        --            43,814
   Total Shareholder's Equity      16,707,700      (1,195,995)



                                 Year Ended December 31,
                    -----------------------------------------------
                        1997              1996             1995
                    ------------      ------------     ------------
Operating Data:
Net Revenue         $ 24,811,023      $  2,403,516     $  2,123,701
Gross Profit           9,756,164         1,307,557        1,332,591
Net Loss              (8,878,049)         (235,960)        (848,779)



12. COMMITMENTS AND CONTINGENCIES

In April 1993 the Company entered into an agreement to purchase all of the ice system packaging components from a shareholder for a period of three years or until a minimum of 3,600 components had been purchased. Since inception of this agreement, the Company has purchased 1,253 components.

Beginning June, 1992, the Company has agreed to purchase all of the merchandiser portions of the ice systems from an unaffiliated company for a period of two years or until a minimum of 2,400 merchandisers is purchased. Since inception of this agreement, the Company has purchased 1,251 merchandisers.

The Company entered into employment contracts with two executive officers of the Company. The aggregate annual commitment for base salary under these agreements is approximately $ 215,000.

As a result of the Acquisitions during 1997, the Company entered into certain employment contracts with former employees of the acquired companies with an aggregate annual commitment of approximately $868,000.

The Company has leased certain facilities in Texas, Arizona and California. Under these and other operating leases, minimum annual rentals at December 31, 1997 aggregate approximately $1,040,141 in 1998, $889,269 in 1999, $800,419 in
2000, $723,563 in 2001, $687,735 in 2002 and $2,764,529 thereafter.

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

On October 31, 1997, the Company entered into a Trademark License Agreement with Culligan Water (the "TLA"). The TLA includes automatic renewals for successive one-year terms through December 31, 2001, subject to early termination. The Company paid an initial license fee and is required to make the greater of 1) minimum royalty payments of $0 in 1997, $50,000 in 1998, $500,000 in 1999,
$1,000,000 in 2000 and $1,500,000 in 2001 or 2) 2.5% of all revenues, as defined.




13. SUBSEQUENT EVENTS (UNAUDITED)

The Company has signed a definitive agreement to purchase all of the common stock of Reddy Ice Corporation (with 1997 revenues of $66.3 million) for approximately $172 million in cash. The transaction is subject to customary conditions including review under the Hart Scott Rodino Act and receipt of financing by the Company. The Company intends to fund the acquisition through a combination of financing sources including a new credit facility from a banking institution, the sale of preferred stock and the issuance of additional New Senior Notes. Management believes that these financing facilities will be sufficient to conclude the proposed acquisition and provide the Company with adequate liquidity for future working capital requirements. The Company anticipates the transaction to close by the end of May 1998.


INDEPENDENT AUDITORS' REPORT


To the Stockholder of Mission Party Ice, Inc. and
Stockholders of Southwest Texas Packaged Ice, Inc.:

We have audited the accompanying combined balance sheet of Mission Party Ice, Inc. (a S corporation) and Southwest Texas Packaged Ice, Inc. (an affiliated S corporation) (collectively, the "Companies"), both of which are under common ownership and common management, as of April 16, 1997 and the related combined statements of operations and retained earnings (deficit) and of cash flows for the period from January 1, 1997 to April 16, 1997. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of the Companies at April 16, 1997 and the combined results of their operations and their cash flows for the period from January 1, 1997 to April 16, 1997 in conformity with generally accepted accounting principles.


Houston, Texas
January 26, 1998

MISSION PARTY ICE, INC. (a S CORPORATION) AND
SOUTHWEST TEXAS PACKAGED ICE, INC. (a S CORPORATION)

COMBINED BALANCE SHEET
APRIL 16, 1997
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Accounts receivable:
      Trade, net                                                $   444,068
      Affiliates                                                    751,187
   Inventories                                                      147,017
   Prepaid expenses                                                  91,459
                                                                -----------
                Total current assets                              1,433,731

PROPERTY, NET                                                     4,530,616

OTHER ASSETS, NET                                                   249,952
                                                                -----------
TOTAL                                                           $ 6,214,299
                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                            $ 1,924,186
   Accounts payable (includes bank overdraft of $188,284)           638,705
   Payable to affiliates                                            311,017
   Accrued expenses                                                 228,710
                                                                -----------

                Total current liabilities                         3,102,618
                                                                -----------
LONG-TERM DEBT, NET                                               1,694,101
                                                                -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock (Mission:  1,000,000 shares authorized,
     $.01 par value, 1,000 shares issued
      and outstanding; STPI:  1,000,000 shares authorized,
        $1 par value; 1,250 shares issued)                            1,260
   Additional paid-in capital                                     1,538,026
   Retained earnings (deficit)                                     (111,706)
   Less 25 shares of STPI treasury stock at cost                    (10,000)
                                                                -----------

                Total shareholders' equity                        1,417,580
                                                                -----------
TOTAL                                                           $ 6,214,299
                                                                ===========

See notes to combined financial statements.

MISSION PARTY ICE, INC. (a S CORPORATION) AND
SOUTHWEST TEXAS PACKAGED ICE, INC. (a S CORPORATION)

COMBINED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 1997 TO APRIL 16, 1997
--------------------------------------------------------------------------------

Revenues                                            $ 1,204,541

Costs of sales                                        1,013,673
                                                    -----------
Gross profit                                            190,868

Selling, general and administrative expenses            564,759

Depreciation and amortization expense                   318,192
                                                    -----------
Loss from operations                                   (692,083)

Other expense, net                                       70,592

Interest expense                                        117,275
                                                    -----------
Net loss                                               (879,950)

Retained earnings, beginning of period                  768,244
                                                    -----------
Retained earning (deficit), end of period           $  (111,706)
                                                    ===========

See notes to combined financial statements.

MISSION PARTY ICE, INC. (a S CORPORATION) AND
SOUTHWEST TEXAS PACKAGED ICE, INC. (a S CORPORATION)

COMBINED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 1997 TO APRIL 16, 1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(879,950)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     318,192
      Gain from disposal of assets                                                       (1,426)
      Changes in assets and liabilities:
         Accounts receivable                                                             57,809
         Inventories                                                                     16,996
         Prepaid expenses and other assets                                              (19,879)
         Accounts payable                                                               172,752
         Accrued expenses                                                               146,003
                                                                                      ---------

                Net cash used in operating activities                                  (189,503)
                                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                                  (278,579)
   Proceeds from disposition of property                                                  3,576
                                                                                      ---------
                Net cash used in investing activities                                  (275,003)
                                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt issuance                                                          787,518
   Repayment of debt                                                                   (369,480)
                                                                                      ---------
                Net cash provided by financing activities                               418,038
                                                                                      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                                    (46,468)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                46,468
                                                                                      ---------

CASH AND EQUIVALENTS, END OF PERIOD                                                   $
                                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   FORMATION - Cash payments for interest                                             $ 131,224
                                                                                      =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
   ACTIVITIES - Receivable incurred through sale of discontinued operations           $ 316,520
                                                                                      =========

See notes to combined financial statements.

MISSION PARTY ICE, INC. (a S CORPORATION) AND
SOUTHWEST TEXAS PACKAGED ICE, INC. (a S CORPORATION)

NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE PERIODS FROM JANUARY 1, 1997 TO APRIL 16, 1997
--------------------------------------------------------------------------------

1.    ORGANIZATION

     Mission Party Ice, Inc. ("Mission") and Southwest Texas Packaged Ice, Inc. ("STPI") (collectively, the "Company" or "Companies") were incorporated to do business in Texas in 1988 and 1991, respectively. Mission owns and operates ice manufacturing facilities in San Antonio, Corpus Christi and Gonzales, Texas. STPI owns and operates stand-alone automated merchandising ice systems ("ice systems") installed primarily in retail grocery locations. These ice systems produce and package bags of cubed ice at the customer's location. The Company operates in the South Texas region. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF COMBINATION - Both Mission and STPI are controlled through ownership by the same stockholder and are under common management. As a result the April 16, 1997 financial statements and related footnote disclosures are presented on a combined basis. All significant intercompany accounts and transactions have been eliminated upon combination. INVENTORIES - Inventories are valued at the lower of first-in first-out cost or market basis and consisted of the following:

Manufactured ice                            $  22,743
Ice packaging bags                             77,111
Parts and supplies                             47,163
                                            ---------

Total inventory                             $ 147,017
                                            =========

     PROPERTY - Property is carried at cost and is being depreciated on a straight-line basis over estimated lives of five to seven years. Maintenance and repairs are charged to expense as incurred, while capital improvements which extend the useful lives of the underlying assets are capitalized.

     OTHER ASSETS - Other assets, consisting primarily of costs associated with the acquisition of competitors' ice manufacturing facilities and ice system location contracts, are being amortized over three to five years (see Note 5). Accumulated amortization was $234,798 at April 16, 1997.

     IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

     INCOME TAXES - Mission and STPI are not subject to income taxes as both have elected, under applicable provisions of the Internal Revenue Code, to be treated as a Subchapter S corporation. Accordingly, the proportionate share of each Company's taxable income or loss is reported in the respective stockholder's individual tax return. Therefore, no liability for federal income taxes has been recorded in the accompanying combined financial statements.

     REVENUE RECOGNITION - Mission's revenues are recognized upon the delivery and acceptance of ice products to customer locations. Revenue is recognized by STPI in accordance with contracted terms based upon the number of ice packaging bags delivered to and accepted by customers. Once accepted, there is no right of return with respect to the bags delivered.

     CASH FLOWS - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     FAIR VALUES OF FINANCIAL INSTRUMENTS - The Company's financial instruments include certain current assets and liabilities where carrying value approximates fair value. In addition, the carrying value of financial instruments related to long-term debt approximate fair value based on management's opinion that stated interest rates are representative of rates currently available to the Companies for comparable borrowings. It is not practicable to estimate the fair value of the related party balances due to the instruments, nature.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    DISCONTINUED OPERATIONS

     In December 1996, Mission entered into formal negotiations to sell Mission Ice Equipment Company ("MIECO"), a division of Mission, to Southwest Texas Equipment Distributors ("STED"). STED is affiliated with Mission through common ownership. MIECO's business involves the sale or lease of commercial food service equipment to retail establishments. The net assets of MIECO were sold on January 2, 1997 in exchange for a promissory note in the principal amount of $316,520, which equaled their net book value at this date. No gain or loss was recorded on the disposal. Costs and expenses directly associated with the disposition were paid by STED.

4.    CHANGE IN OWNERSHIP

     On March 25, 1997, Mission and STPI entered into separate agreements with Packaged Ice, Inc. (the "Buyer") to merge the Companies into wholly-owned subsidiaries of the Buyer. The purchase price for Mission was $5,575,660 consisting of $2,719,160 in cash and $2,856,500 in shares of the Buyer's common stock (valued at $10 per share) payable to the Mission's stockholders. The purchase price for STPI was $1,353,840 consisting of $660,340 in cash and $693,500 in shares of the Buyer's common stock (valued at $10 per share) payable to the STPI's stockholders. In conjunction with the purchase of the Companies, all long-term debt and notes payable (note 7) were assumed by the Buyer on April 17, 1997, the closing date of the acquisitions.

5.    PROPERTY AND EQUIPMENT

     Property and equipment were as follows:

Ice systems machinery and equipment               $ 6,535,737
Furniture and fixtures                                 87,762
Auto/truck                                          1,482,746
Computer equipment                                    266,380
Leasehold improvements                                 13,578
Land                                                   35,095
                                                  -----------

Total property and equipment                        8,421,298

Less accumulated depreciation                      (3,890,682)
                                                  -----------
Total                                             $ 4,530,616
                                                  ===========


     Depreciation expense was $293,792 for the period ended April 16, 1997.

6.    ACQUISITIONS

     MCGEHEE - NEUTZE, INC. ("MNI") - In May 1996 Mission acquired certain assets of MNI including ice merchandising equipment and a vehicle for $77,500. The acquisition was funded through Mission's bank credit facility. As part of the acquisition, MNI agreed to perform sales and customer relations work within the MNI market area, primarily Webb County, Texas in exchange for approximately $170,000 to be paid over a three year term. Such purchase consideration was recorded in other assets with an offsetting amount in accounts payable. Payment of amounts under this service agreement are guaranteed by Mission's sole stockholder. The assigned value of this agreement is being amortized over the agreement term with accumulated amortization of approximately $10,000 at April 16, 1997.

     SOUTHCO, INC. ("SOUTHCO") CONTRACTS - On November 21, 1994, STPI entered into a purchase agreement (the "Purchase Agreement") with Southco to purchase certain of its assets, primarily the right to operate ice systems at 33 locations and firm orders to operate ice systems in the future at seven additional locations. The cost was approximately $188,000 and was partially financed by a $105,620 note payable (see Note 6). The purchase price and related note are subject to reduction (as defined) for a three year period for cancellations/terminations of any existing locations or in the event that any of the identified firm order locations do not become customers.

     The assigned value of the right to operate ice systems and associated costs has been recorded within other assets and is being amortized over five years. The accumulated amortization related to this asset was approximately $91,000 at April 16, 1997.

7.    LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt of the Companies consisted of the following:

Frost National Bank                   $3,114,823
Jefferson State Bank                     478,824
Southco Note                              24,640
                                      ----------

Total debt                             3,618,287

Less current maturities                1,924,186
                                      ----------
Long-term debt, net                   $1,694,101
                                      ==========


     FROST NATIONAL BANK - The Company and Frost National Bank have entered into a secured loan agreement (the "Bank Loan Agreement"), as last amended January 1997, to finance capital expenditures and seasonal working capital needs. Under the provisions of the Bank Loan Agreement, available financing consists of a term loan (the "Term Loan"), a working capital line of credit and an equipment purchase line of credit (collectively, the "Lines of Credit"). Borrowings under the Bank Loan Agreement are secured by Mission's machinery and equipment, accounts receivable, the pledge of Mission's common stock and the personal guarantee of Mission's sole shareholder as well as the guarantees of STPI and STED. The Bank Loan Agreement contains restrictive covenants which, among other things, requires the Company to maintain a minimum tangible net worth (as defined) and a specific ratio of cash flow to current maturities of long-term debt. The terms of the Bank Loan Agreement also prohibit the payment of dividends, limit annual capital expenditures and limit the Companies' ability to incur additional debt. The maximum combined credit under the Lines of Credit is $1,475,000 at April 16, 1997, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable, qualifying inventory and fixed assets (as defined) of Mission, STPI and STED. The Company pays no annual facility fee related to the Lines of Credit.

     The balance of the Term Loan was $837,927 at April 16, 1997. The Term Loan bears interest at prime plus 1% (8.75% at April 16, 1997) and is payable in monthly installments of $21,840 through July 2000. The balance of the Lines of Credit was $1,021,000 at April 16, 1997. The Lines of Credit mature on May 31, 1997 and bear interest at prime plus 1% (8.75% at April 16, 1997).

     In addition, the Companies enter into secured promissory note agreements with Frost National Bank from time to time in order to finance the purchase of equipment, which is in turn used as collateral for the notes. The borrowings under such notes were $1,255,896 at April 16, 1997. These notes bear interest at prime plus 1% (8.75% at April 16, 1997) and require principal and interest payments in equal monthly installments ranging from three to five years.

     JEFFERSON STATE BANK - The Companies enter into secured promissory note agreements ("Promissory Notes") with Jefferson State Bank at various dates in order to finance the purchase of ice merchandisers and/or transportation vehicles, which are in turn used as collateral for the Promissory Notes. The notes outstanding at April 16, 1997 bear interest at a fixed rate ranging from 6.5% to 9.0%. The Promissory Notes require principal and interest payments in equal monthly installments ranging from two to four years.

     SOUTHCO NOTE - In November 1994 STPI issued a note (the "Southco Note") to finance a portion of the Southco acquisition (see Note 5). The Southco Note bears interest at an annual rate of prime plus 2% (9.75% at April 16, 1997) and is secured by the contracts to operate ice systems. The Southco Note required interest-only payments for the first six months and thereafter 36 monthly payments of $3,521 plus accrued interest.

     The weighted average interest rate for the Companies was 9.65% for the period ended April 16, 1997.

     As discussed in Note 4, all of the above long-term debt was paid in full on April 17, 1997.

8.    RELATED PARTIES

     STPI entered into a distributor agreement (the "Distributor Agreement") to purchase ice systems machinery and equipment from Packaged Ice, Inc. ("Packaged Ice"), an entity affiliated through common ownership. Under provisions of the Distributor Agreement, STPI has exclusive purchasing rights in certain Texas counties for a period of ten years effective May 19, 1994. STPI purchases each ice system at an agreed upon price and pays a royalty, as defined. Packaged Ice has the right to repurchase all of the ice systems at a price defined in the Distributor Agreement. STPI's purchases under the Distributor Agreement were $109,215 for the period ended April 16, 1997. No amounts were payable related to these transactions at April 16, 1997. Upon completion of the sale on April 17, 1997 (see Note 4) the Distributor Agreement was terminated.

     The Companies, from time to time, advance and receive funds from affiliates in the normal course of operations for working capital purposes. Such transactions are reflected in accounts receivable-affiliates and accounts payable-affiliates on the combined balance sheet in the respective amounts of $751,187 and $205,494 at April 16, 1997. In addition, Mission has $105,523 of
8.75% interest bearing demand notes due affiliates and $19,768 of employee receivables at April 16, 1997.

     The Companies lease certain property from individuals affiliated through ownership. Total payments under these leases were $25,842 for the period from January 1, 1997 to April 16, 1997. See Note 9 for additional information regarding noncancellable lease commitments.

9.    CAPITAL STOCK

     COMMON STOCK - Respective holders of Mission and STPI's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the respective Board of Directors of the Companies. Upon any liquidation or dissolution of either Company, the holders of common stock are entitled to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

     In 1993, STPI entered into a Stock Purchase and Restriction Agreement (the "Agreement") with certain employees of STPI. The Agreement allowed these employees to purchase up to a 20% interest in STPI's $1 par value common stock for a purchase price of $50,000. The Agreement gave the new shareholders a put option whereby STPI would repurchase the shares at a price equal to the greater of the original purchase price or the then adjusted book value (as defined). Upon termination of employment or death, STPI has the option to repurchase such shares in accordance with the put option formula. The Agreement restricts such shares from being sold, pledged, gifted or otherwise disposed of without offering such shares to the majority stockholder. During 1996 STPI repurchased and placed in treasury 25 shares of common stock from minority shareholders for $10,000.

10.   COMMITMENTS AND CONTINGENCIES

     Relating to the Purchase Agreement with Southco, STPI leased certain ice systems from Southco for a five year period. Rental payments are $110 per month per ice system.

     The Companies have entered into various noncancellable operating leases for buildings and other property. The Company subleases some of the property included under these leases. For the period from January 1, 1997 to April 16, 1997 rent expense, net of subleases was $59,000. The annual future minimum lease payments under these leases, and the related sublease amounts, are as follows:

                   PAYMENT               SUBLEASE               NET
1998               $74,000               $ 2,000               $72,000
1999                16,000                                      16,000


     The Companies may be involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Companies' combined financial position or results of operations.

11.   EMPLOYEE BENEFIT PLANS

     On January 1, 1994, the Company, in conjunction with affiliated companies controlled through ownership by the same stockholder established a 401(k) defined contribution savings plan (the "Plan") covering substantially all of the affiliates' employees. Employees may elect to contribute on a pre-tax basis up to 15% of their eligible compensation to the Plan. For those participants who have elected to make voluntary contributions to the Plan, the Company's matching contributions consist of an amount of up to 2% of the eligible compensation of the participants. An additional matching contribution may be made by the Company at the discretion of the Board of Directors. Such contributions vest ratably over a period of five years. The Company contributed approximately $8,850 to the Plan for the period from January 1, 1997 to April 16, 1997.

INDEPENDENT AUDITORS' REPORT
ON ADDITIONAL INFORMATION


To the Stockholder of Mission Party Ice, Inc. and
    Stockholders of Southwest Texas Packaged Ice, Inc.:

Our audit was conducted for the purpose of forming an opinion on the basic combined financial statements taken as a whole. The additional combined balance sheet with combining information as of April 16, 1997 and the combined statement of operations with combining information for the period from January 1, 1997 to April 16, 1997 are presented for the purpose of additional analysis of the basic combined financial statements rather than to present the financial position and results of operations of the individual companies and are not a required part of the basic combined financial statements. This additional combining information is the responsibility of the Companies' management. Such combining information has been subjected to the auditing procedures applied in our audit of the basic combined financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic combined financial statements taken as a whole.


Houston, Texas
January 26, 1998

MISSION PARTY ICE, INC. (A S CORPORATION) AND
SOUTHWEST TEXAS PACKAGED ICE, INC. (A S CORPORATION)

COMBINED BALANCE SHEET WITH COMBINING INFORMATION
APRIL 16, 1997
--------------------------------------------------------------------------------

                                                                        SOUTHWEST
                                                            MISSION       TEXAS
                                                           PARTY ICE    PACKAGED    COMBINING    COMBINED
ASSETS                                                        INC.      ICE, INC.  ADJUSTMENTS    BALANCE

CURRENT ASSETS:
 Accounts receivable
  Trade, net                                              $  361,997   $   82,071               $  444,068
  Affiliates                                                 891,951       66,159   $(206,923)     751,187
 Inventories                                                 129,567       17,450                  147,017
 Prepaid expenses                                             91,459                                91,459
                                                          ----------   ----------   ---------   ----------

         Total current assets                              1,474,974      165,680    (206,923)   1,433,731

PROPERTY, NET                                              3,514,768    1,015,848                4,530,616

OTHER ASSETS, NET                                            148,289      101,663                  249,952
                                                          ----------   ----------   ---------   ----------
TOTAL                                                     $5,138,031   $1,283,191   $(206,923)  $6,214,299
                                                          ==========   ==========   =========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current portion of long-term debt                        $1,589,335   $  334,851               $1,924,186
 Accounts payable                                            553,190       85,515                  638,705
 Payable to affiliates                                       105,523      412,417   $(206,923)     311,017
 Accrued expenses                                            206,759       21,951                  228,710
                                                          ----------   ----------   ---------   ----------
         Total current liabilities                         2,454,807      854,734    (206,923)   3,102,618
                                                          ----------   ----------   ---------   ----------
LONG-TERM DEBT, NET                                        1,192,643      501,458                1,694,101
                                                          ----------   ----------   ---------   ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
 Common stock, 2,000,000 shares authorized; (1,000,000
  shares, $.01 par value, authorized for Mission, 1,000
  shares issued and outstanding, 1,000,000 shares, $1 par
  value; authorized for STPI 1,250 shares issued)                 10        1,250                    1,260
 Additional paid-in capital                                1,514,513       23,513                1,538,026
 Retained deficit                                            (23,942)     (87,764)                (111,706)
 Less 25 shares of STPI treasury stock at cost                            (10,000)                 (10,000)
                                                          ----------   ----------   ---------   ----------
         Total shareholders' equity (deficit)              1,490,581      (73,001                1,417,580
                                                          ----------   ----------   ---------   ----------
TOTAL                                                     $5,138,031   $1,283,191   $(206,923)  $6,214,299
                                                          ==========   ==========   =========   ==========

See notes to combined financial statements.

MISSION PARTY ICE, INC. (a S CORPORATION) AND
SOUTHWEST TEXAS PACKAGED ICE, INC. (a S CORPORATION)

COMBINED STATEMENT OF OPERATIONS WITH COMBINING INFORMATION
FOR THE PERIOD ENDED APRIL 16, 1997
--------------------------------------------------------------------------------


                                                              SOUTHWEST
                                              MISSION           TEXAS
                                             PARTY ICE         PACKAGED         COMBINING          COMBINED
                                                INC.           ICE, INC.        ADJUSTMENTS        BALANCE
Revenues                                   $ 1,068,295       $   136,246                         $ 1,204,541

Costs of sales                                 944,506            69,167                           1,013,673
                                           -----------       -----------       -----------       -----------

Gross profit                                   123,789            67,079                             190,868

Selling, general and administrative
   expenses                                    503,511            61,248                             564,759

Depreciation and amortization expense          224,699            93,493                             318,192
                                           -----------       -----------       -----------       -----------

Loss from operations                          (604,421)          (87,662)         (692,083)

Other (expense) income, net                   (114,944)           58,248       $   (13,896)          (70,592)

Interest expense                               (95,510)          (35,661)           13,896          (117,275)
                                           -----------       -----------       -----------       -----------

Net loss                                   $  (814,875)      $   (65,075)      $                 $  (879,950)
                                           ===========       ===========       ===========       ===========


See notes to combined financial statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders'
Southwestern Ice, Inc.:

We have audited the accompanying combined balance sheet of Southwestern Ice, Inc. (the "Company") as of April 16, 1997, and the related statements of operations and stockholders' deficit and cash flows for the period from January 1, 1997 to April 16, 1997. The financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of the Company as of April 16, 1997 and the results of its operations and its cash flows for the period January 1, 1997 to April 16, 1997 in conformity with generally accepted accounting principles.


Phoenix, Arizona
December 24, 1997

                             SOUTHWESTERN ICE, INC.

                                 BALANCE SHEETS
                                 APRIL 16, 1997


ASSETS (NOTE 4)
CURRENT ASSETS:
  Cash                                                            $     31,666
  Short-term investments                                                50,000
  Accounts receivable, less allowance for doubtful accounts          1,128,230
  of $26,775
  Inventories                                                          457,099
  Prepaid expenses and other current assets                             31,636
                                                                  ------------
          Total current assets                                       1,698,631
PROPERTY, PLANT AND EQUIPMENT, net (Note  3)                         9,642,976
GOODWILL AND INTANGIBLE ASSETS - net                                   110,205
OTHER ASSETS                                                            20,108
                                                                  ------------
TOTAL                                                             $ 11,471,920
                                                                  ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of debt and obligations under Capital           $  8,614,285
  leases (Note 4)
  Operating line of credit (Note 4)                                    600,000
  Accounts payable                                                   1,239,985
  Accrued liabilities                                                  664,335
  Accounts Payable-Officers (Note 7)                                   356,534
                                                                  ------------
          Total current liabilities                                 11,475,139
                                                                  ------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
STOCKHOLDERS' DEFICIT:
  Capital stock; no par value - authorized 1,000,000 shares;
  issued and outstanding, 1,110 shares                                   1,110

  Additional Paid-in Capital
                                                                       147,303
  Retained earnings                                                   (151,632)
                                                                  ------------
          Total stockholders' deficit                                   (3,219)
                                                                  ------------
TOTAL                                                             $ 11,471,920
                                                                  ============

      The accompanying notes are an integral part of these balance sheets.

                             SOUTHWESTERN ICE, INC.

                             STATEMENT OF OPERATIONS
                  PERIOD FROM JANUARY 1, 1997 TO APRIL 16, 1997

SALES ................................................................      $ 2,586,165
COST OF SALES ........................................................        2,387,171
          Gross profit ...............................................          198,994
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .........................        1,008,704
LOSS FROM OPERATIONS .................................................         (809.710)
OTHER INCOME (EXPENSE):
  Interest expense ...................................................         (312,730)
  Gain on sale of property, plant and equipment (Note 7) .............          172,085
  Other expense ......................................................         (116,031)
                                                                            ===========
          Total other expense ........................................         (256,676)
                                                                            ===========
NET LOSS .............................................................       (1,066,386)

                       See notes to financial statements.

                            SOUTHWESTERN ICE, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIT
                PERIOD FROM JANUARY 1, 1997 TO APRIL 16, 1997

                                                            COMMON STOCK            ADDITIONAL        RETAINED          TOTAL
                                                            ------------             PAID-IN         EARNINGS       STOCKHOLDERS'
                                                       SHARES         AMOUNT         CAPITAL         (DEFICIT)         DEFICIT
                                                       ------         ------       ----------        ---------      -------------
BALANCE, JANUARY 1, 1997                                1,110      $     1,110                      $ 1,673,087      $ 1,674,197


  Net loss                                                                                           (1,066,386)      (1,066,386)
  Property Distributions to stockholders (Note 7)                                                      (254,495)        (254,495)
  Stockholder tax liability distributions (Note 7)                                                     (318,266)        (318,266)
  Sale of Albuquerque plant distribution (Note 7)                                                      (185,572)        (185,572)
  Conversion of accounts payable to additional
    paid-in-capital (Note 7)                                                                                             147,303
                                                                                   $   147,303
                                                   -----------     -----------     -----------      -----------      -----------
BALANCE, APRIL 16, 1997                                  1,110     $     1,110     $   147,303      $   151,632)     $    (3,219)
                                                   ===========     ===========     ===========      ===========      ===========

                       See notes to financial statements.

                             SOUTHWESTERN ICE, INC.


                             STATEMENT OF CASH FLOWS

                                                                               PERIOD ENDED
                                                                               APRIL 16, 1997
                                                                               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,066,386)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                                   345,818
    Debt discount amortization                                                       11,545
    Gain on sale of property, plant and equipment                                  (172,085)
    Loss on land and buildings transferred to stockholders                          114,500
    Changes in operating assets and liabilities:
      Accounts receivable                                                            76,515
      Inventories                                                                   (85,666)
      Prepaid expenses and other current assets                                      57,963
      Other assets                                                                   39,729
      Accounts payable                                                              506,186
      Accrued liabilities                                                           188,822
      Accounts payable-stockholders                                                 356,534
                                                                                -----------
          Net cash (used in) provided by operating activities                       373,475
                                                                                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment and assets
  held for sale                                                                     328,494
  Purchase of property, plant and equipment                                         (77,014)
  Proceeds from (purchase of) short-term Investments                                 45,000
                                                                                -----------
          Net cash  provided by investing activities                                296,480
                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                             (321,575)
 Distributions to stockholders                                                     (356,635)
                                                                                -----------
          Net cash used in financing activities                                    (678,210)
                                                                                -----------
NET DECREASE IN CASH                                                                 (8,255)
CASH, beginning balance                                                              39,821
                                                                                -----------
CASH, ending balance                                                            $    31,566
                                                                                ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                       $   264,584
                                                                                ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Property distribution to stockholders                                        $   264,495
                                                                                ===========

   The accompanying notes are an integral part of these financial statements.

                             SOUTHWESTERN ICE, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Southwestern Ice, Inc. (the Company) was incorporated in the State of Arizona on February 25, 1992. The Company's primary business activity is the production, marketing, and distribution of ice products in Arizona, southern Texas, Memphis, Tennessee, Albuquerque, New Mexico and El Centro, California. The Company has elected to be organized as an S corporation and therefore, is generally not subject to income taxes. Accordingly, there is no provision for income taxes reflected in the financial statements.

     The following are the significant accounting policies of the Company:

     a. Short-term investments consist of certificates of deposit with a financial institution, which have original maturities in excess of three months and are carried at cost, which approximates market.

     b. Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company's inventory consists of wet ice and bags for the transportation and storage of ice.

     c. Property, plant and equipment are recorded at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments, net of accumulated amortization. These assets are amortized over the lesser of the lease term or the estimated useful life of the underlying assets using the straight-line method. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals, which do not improve or significantly extend the life of assets, are expensed as incurred. Depreciation is computed on a straight-line basis over the following estimated useful lives:

ASSET                                                          ESTIMATED LIFE
-----                                                          --------------
Buildings and improvements .......................               31 years
Machinery and equipment ..........................               7-12 years
Furniture and fixtures ...........................               7-12 years
Vehicles .........................................               5 years

     d. Intangible Assets - The cost of customer lists, trade name and other identifiable intangible assets acquired in connection with business acquisitions are amortized on a straight-line basis over 15 years. Accumulated amortization was $43,161 as of April 16, 1997.


     e. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   CHANGE IN OWNERSHIP

     On March 25, 1997, the Company entered into an agreement ("Merger Agreement") with Packaged Ice, Inc. (the Buyer") to merge the Company into a wholly owned subsidiary of the Buyer. The purchase price was $9,500,000 consisting of $3,500,000 in cash and $6,000,000 in shares of the Buyer's common stock (valued at $10 per share) payable to the Company's stockholders. In conjunction with the purchase of the Company, all of the notes payable to bank (Note 4) were all assumed by the Buyer on April 17, 1996, the closing date of the acquisition.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at April 16, 1997:

Land                                                                    $    712,226
Buildings and improvements                                                 3,346,134
Machinery and equipment                                                    5,242,845
Furniture and fixtures
                                                                           2,085,805
Vehicles
                                                                           1,485,141
                                                                        ------------
Total                                                                     12,872,151
Less -- Accumulated depreciation and amortization                         (3,229,175)
                                                                        ------------
Property, plant and equipment-net                                       $  9,642,976
                                                                        ============

4.   DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Debt and obligations under capital leases consists of the following at April 16, 1997:

                                                                               APRIL 16,
                                                                                 1997
                                                                              ----------
Senior note payable to bank, monthly installments of $65,775 including interest at prime (8.5% at April 16, 1997), plus 1.5%
through June 2006, collateralized by substantially all the                    $4,523,935
assets of  the Company
Secondary note payable to bank, payable in monthly installments of interest only at prime (8.5% at April 16, 1997) plus 1.5%
through June 2006, collateralized by substantially all the                     3,000,000
assets of the Company
Obligations under capital lease, net of amounts representing
interest. Interest ranges from 9% to 13%,  matures October 2001                  772,105
Note payable to shareholder,  monthly installments  of $6,458
plus interest at 10% through April 1999                                          283,167
Other                                                                             35,078
                                                                              ----------
Total debt and obligations under capital leases                               $8,614,285
                                                                              ==========

     During 1996, the Company entered into a revolving line of credit with a bank, which is collateralized by personal property, real estate, capital stock and a stockholder certificate of deposit. Interest payable monthly at prime plus 1.5% until maturity of the line of credit in May 1997. The maximum borrowing base is determined by the Company's accounts receivable balance, as defined, not to exceed $600,000. The line of credit was fully drawn on in the amount of $600,000 at April 16, 1997.

     As discussed in Note 2, all of the above debt and obligations under capital leases were paid in full on April 7, 1997.

5.       COMMITMENTS AND CONTINGENCIES

     The Company entered into a Master Equipment Lease Agreement in September 1996 with the Buyer to lease various ice manufacturing and merchandising systems for retail and commercial use. The lease agreement is for an initial term of five years with an option to renew for an additional five-year term. Each annual unit lease rate is equal to 25% of the Buyer's cost to manufacture and install the ice merchandising systems. The Company has agreed to lease 157 systems as of September 1997 and an additional 100 systems each year thereafter. As of April 16, 1997, the Company had leased 119 machines. Rental expense under these leases was $136,074 for the period January 1, 1997 to April 16, 1997. Upon completion of the sale on April 17, 1997, this lease was terminated.

     In connection with the lease agreement, the Company entered into a service agreement with the Buyer whereby the Company will pay a monthly management fee of $10,000 for the Buyer to have primary responsibility for marketing the ice merchandising systems and oversight responsibility for installing, operating, managing and servicing the systems. In addition, the Company is required to reimburse the Buyer for all costs relating to activities under the agreement including all costs associated with the operation, repair and maintenance of the systems. The Company also must pay directly or through reimbursement to the Buyer, all salaries, wages and other compensation and benefits of all personnel employed by the Buyer and involved with the operation of the Company's leased systems. The term of the original agreement was for 10 years or the termination of the Master Equipment Lease Agreement. The Company incurred management fees of $35,333 for the period January 1, 1997 to April 16, 1997. Upon completion of the sale of the Company to the Buyer on April 17, 1997, the service agreement was terminated.

6.       EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) profit sharing plan (the "Plan") for all employees who are 21 of years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to 25% of the amount of the employee's salary deduction not to exceed 5% of an employee's annual compensation. The Company's matching contribution was $3,131 for the period January 1, 1997 to April 16, 1997.

     Due to the acquisition, the Company has subsequently terminated the Plan and all the assets of the Plan were rolled into the Buyer's 401(k) Plan and all eligible employees of the Company are covered under the Buyer's 401(k) Plan.

7.       RELATED PARTY TRANSACTIONS

     The Company makes monthly payments of $5,000 to a company owned by a shareholder to rent an ice manufacturing and storage facility. The Company is also responsible for the related property taxes on the facility. Total lease and tax obligations paid or accrued to or on behalf of the shareholder were $28,411 for the period ended April 16, 1997.

     The Company has entered into a management consulting agreement with a shareholder. The management contract is renewable annually. Under the management contract, the shareholder is entitled to receive monthly payments of $12,850. Fees paid or accrued to the shareholder were $44,975 for the period from January 1, 1997 to April 16, 1997. The stockholder became an employee of Packaged Ice, Inc. after the sale of the Company, and the consulting contract has since expired and was not renewed.

     Pursuant to terms of the Merger Agreement, three properties that were not included in the Merger Agreement were distributed to a newly formed corporation owned by the stockholders of the Company. The distribution was accounted for under APB No. 29, Accounting for Nonmonetary Transactions and, accordingly, the property distribution was transferred at fair market value in the amount of $254,495 which resulted in a loss in the amount of $114,500 during the period from January 1, 1997 to April 16, 1997.

     Prior to the sale of the Company to the Buyer, the Company sold its Albuquerque, New Mexico facility for the benefit of its stockholders at the time. Such facility was not part of the Merger Agreement. The proceeds of this sale ($185,572) were retained in the Company as a loan.

     As permitted by the Merger Agreement, the stockholders were entitled to distribute funds for their tax liabilities. The amount of these distribution accrued at April 16, 1997 was $318,266.

     As part of the sale of the Company to the Buyer, any amounts payable to the Buyer as of April 16, 1997 were not assumed by the Buyer according to the Merger Agreement. Accounts payable to the Buyer in the amount of $147,303 were contributed to the capital of the Company.

                               INDEX TO EXHIBITS


    Exhibit
      No.                          Description
    -------                        -----------



      3.1 Articles of Incorporation of Packaged Ice, Inc. (the "Company") filed with the Secretary of State of the State of Texas on August 14, 1990. (Exhibit 3.1)(1)

      3.2 Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Texas on February 5, 1992. (Exhibit 3.2)(1)

      3.3 Certificate of Designation of Series A Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on September 19, 1995. (Exhibit 3.3)(1)

      3.4 Certificate of Designation of Series B Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Texas on January 10, 1997. (Exhibit 3.4)(1)

      3.5 Amended and Restated Bylaws of the Company effective as of January 20, 1997. (Exhibit 3.5)(1)

      4.1 Indenture, dated April 17, 1997, among the Company, as Issuer, the Subsidiary Guarantors identified therein (the "Guarantors"), and U.S. Trust Company of Texas, N.A. as Trustee. (Exhibit 4.1)(1)

4.2 Registration Rights Agreement, dated as of April 17, 1997, among the Company, the Subsidiary Guarantors, and the purchasers of the Notes. (Exhibit 4.2)(1)

4.3 First Supplemental Indenture, dated as of October 16, 1997, among the Company, the Subsidiary Guarantors, and the Purchasers of the Notes. (Exhibit 4.3) (3)

4.4 Supplemental Indenture, dated as of October 23, 1997, for Indenture dated as of April 17, 1997. (Exhibit 4.4) (3)

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

10.5 Parallel Exit Agreement, dated July 17,1997, by and among Packaged Ice, Inc., SV Capital Partners, L.P., and certain of Packaged Ice, Inc.'s shareholders (James F. Stuart, A. J. Lewis III, and Steven P. Rosenberg). (Exhibit 10.42)(2)

10.6 Indemnification Agreement, dated July 17, 1997, by and between Packaged Ice, Inc. and Rod Sands, indemnifying Mr. Sands as a director of Packaged Ice, Inc. (Exhibit 10.43)(2)

10.7 Warrant Agreement among the Company and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7) (3)

10.8 Credit Agreement by and among the Company, The Frost National Bank (individually and as Agent for Zions and other Banks), and Zions First National Bank (individually), dated as of September 15, 1997. (Exhibit 10.8) (3)

10.9 First Amendment to Credit Agreement dated as of October 16, 1997. (Exhibit 10.9) (3)

10.10 Agreement (Patents) (United States) dated as of September 15, 1997, executed by the Company in favor of Agent. (Exhibit 10.10) (3)

10.11 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of The Frost National Bank. (Exhibit 10.11) (3)

10.12 Revolving Credit Note dated as of September 15, 1997, in the stated principal amount of $10,000,000.00, executed by the Company and payable to the order of Zions First National Bank. (Exhibit 10.12) (3)

10.13 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SWI in favor of Agent and Banks. (Exhibit 10.13)
                 (3)

10.14 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by MPI in favor of Agent and Banks. (Exhibit 10.14)
                 (3)

10.15 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by PILI in favor of Agent and Banks. (Exhibit 10.15)
                 (3)

10.16 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by SII in favor of Agent and Banks. (Exhibit 10.16)
                 (3)

10.17 Subsidiary Guaranty Agreement dated as of September 15, 1997, executed by STPI in favor of Agent and Banks. (Exhibit 10.17)
                 (3)

10.18 Security Agreement dated as of September 15, 1997, executed by the Company as Debtor in favor of Agent. (Exhibit 10.18) (3)

10.19 Security Agreement dated as of September 15, 1997, executed by STPI as Debtor in favor of Agent. (Exhibit 10.19) (3)

10.20 Security Agreement dated as of September 15, 1997, executed by SWI as Debtor in favor of Agent. (Exhibit 10.20) (3)

10.21 Security Agreement dated as of September 15, 1997, executed by MPI as Debtor in favor of Agent. (Exhibit 10.21) (3)

10.22 Security Agreement dated as of September 15, 1997, executed by PILI as Debtor in favor of Agent. (Exhibit 10.22) (3)

10.23 Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona. (Exhibit 10.23) (3)

10.24 Pledge and Security Agreement (Subsidiary Stock) dated as of September 15, 1997, executed by the Company as Pledgor in favor of Agent. (Exhibit 10.24) (3)

10.25 Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Pima County, Arizona. (Exhibit 10.25) (3)

10.26 Leasehold Deed of Trust, Assignment of Rents, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Maricopa County, Arizona. (Exhibit 10.26) (3)

10.27 Deed of Trust, Security Agreement, Assignment of Rents, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Imperial and San Diego Counties, California. (Exhibit 10.27)
                 (3)

10.28 Leasehold Deed of Trust, Security Agreement, Assignment of Rents, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of San Diego County, California. (Exhibit 10.28) (3)

10.29 Deed of Trust, Security Agreement, and Fixture Filing dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Shelby County, Tennessee. (Exhibit 10.29) (3)

10.30 Deed of Trust, Assignment Security Agreement, and Financing Statement (Refugio County) dated as of September 15, 1997, executed by MPI, as filed of record in the Real Property Records of Refugio County, Texas. (Exhibit 10.30) (3)

10.31 Deed of Trust, Assignment Security Agreement, and Financing Statement (Cameron and Hidalgo Counties) dated as of September 15, 1997, executed by SWI, as filed of record in the Real Property Records of Cameron and Hidalgo Counties, Texas. (Exhibit 10.31) (3)

10.32 Subordination, Attornment and Non-Disturbance Agreement dated as of September 15, 1997, by and between Mid Valley Industries, as Tenant, and Agent, covering property located at 101 North 16th Street, McAllen, Texas 78501. (Exhibit 10.32)
                 (3)

10.33 Leasehold Deed of Trust, Assignment, Security Agreement, and Financing Statement (Nueces County) dated as of September 15, 1997, executed by MPI, as filed of record in the Real Property Records of Nueces County, Texas. (Exhibit 10.33) (3)

10.34 Leasehold Deed of Trust, Assignment, Security Agreement, and Financing Statement (Dallas County) dated as of September 15, 1997, executed by the Company, as filed of record in the Real Property Records of Dallas County, Texas. (Exhibit 10.34) (3)

10.35 Indenture, dated October 16, 1997, among the Company, as Issuer, the guarantors identified therein (the "Guarantors"), and U.S. Trust Company of Texas, N.A. as Trustee. (Exhibit 10.35) (3)

10.36 Registration Rights Agreement, dated as of October 16, 1997, among the Company, the Subsidiary Guarantors, and the purchasers of the Notes. (Exhibit 10.36) (3)

10.37 Purchase Agreement, dated October 10, 1997, among the Company, the Guarantors, and Jefferies & Company, Inc. (the Initial Purchaser of the Notes). (Exhibit 10.37) (3)

10.38 Securityholder's and Registration Rights Agreement, dated as of October 16, 1997, among the Company and the Initial Purchaser. (Exhibit 10.38) (3)

10.39 Supplemental Indenture dated as of October 23, 1997, for Indenture dated as of October 16, 1997. (Exhibit 10.39) (3)

10.40 Trademark License Agreement between Culligan International Company and Packaged ice, Inc. dated as of October 31, 1997. (Exhibit 10.40) (3)

10.41 Asset Purchase Agreement between Southwestern Ice, Inc. and Pure Flo Package Water and Ice Co. dated as of June 30, 1997. (Exhibit 10.41) (3)

10.42            Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and
                 W. Brad Troutman and James V. White, Jr., Stockholders, holders of all of the outstanding stock of First Ice Company and Codurus Leasing Company, dated as of September 4, 1997. (Exhibit 10.42) (3)

10.43 Asset Purchase Agreement between Southwestern Ice, Inc. and CMC Ice, Inc., Carlos Shannon, and Linda Shannon dated as of September 4, 1997. (Exhibit 10.43) (3)

10.44 Asset Purchase Agreement between Southwestern Ice, Inc. and CJC Ice, Inc. dated as of September 4, 1997. (Exhibit 10.44)
                 (3)

10.45 Stock Purchase Agreement among Packaged Ice, Inc., Buyer, and Warren F. Kruger and Julie S. Kruger, stockholders, holders of all of the outstanding stock of Century Ice of Tulsa, Inc. and Ice Cold Enterprises, Inc., dated as of September 12, 1997. (Exhibit 10.45) (3)

10.46 Asset Purchase Agreement between Southwestern Ice, Inc. and Ed's Refrigeration, Inc. d/b/a The Ice Co. and the Shareholders of Ed's Refrigeration, Inc., Edmond Pacques and True Dee Packs dated as of October 9, 1997.(5)

10.47 Agreement and Plan of Merger by and among Packaged Ice, Inc., Golden Eagle Ice-Texas, Inc., Golden Eagle Ice Company and Diane C. Bray dated as of October 27, 1997.(5)

10.48 Agreement and Plan of Merger by and among Packaged Ice, Inc., Central Arkansas Cold Storage-Texas, Inc., Central Arkansas Cold Storage, Inc. and Diane C. Bray dated as of October 27, 1997.(5)

10.49 Asset Purchase Agreement by and among Mission Party Ice, Inc., Packaged Ice, Inc. and R2D2, Inc. and David Peters and Robert Pierce dated as of October 30, 1997.(5)

10.50 Asset Purchase Agreement by and among Mission Party Ice, Inc., Packaged Ice, Inc. and New Braunfels Smokehouse, Inc. and Sue Snyder dated as of November 7, 1997.(5)

10.51 Asset Purchase Agreement by and among Southwestern Ice, Inc., Ice Company Enterprises, Inc. and David Jensen and Steve Jensen dated as of November 11, 1997.(5)

10.52 Stock Purchase Agreement by and among Packaged Ice, Inc. and Herbert F. Stackhouse, Jr. and Earl Milton Spaulding, Jr., holders of all of the outstanding stock of Peoples Crystal Ice Company dated November 21, 1997.(5)

10.53 Certificate of Designation of Series C Preferred Stock as filed with the Texas Secretary of State on December 2, 1997. (Exhibit 4.1) (4)

10.54 Certificate of Designation of 10% Exchangeable Preferred Stock as filed with the Texas Secretary of State on December 2, 1997. (Exhibit 4.2) (4)

10.55 Securities Purchase Agreement between Packaged Ice, Inc. and Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.1) (4)

10.56 Securities Purchase Agreement between Packaged Ice, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.2) (4)

10.57 Common Stock Purchase Warrant issued by Packaged Ice, Inc. and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of the Company's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3) (4)

10.58 Common Stock Purchase Warrant issued by Packaged Ice, Inc. and issued to Erica Jesselson issuing 115,385 fully paid and nonassessable shares of the Company's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.4) (4)

10.59 Registration Rights Agreement by and among Packaged Ice, Inc., Culligan Water Technologies, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.5) (4)

10.60 Culligan Voting Agreement by and among Packaged Ice, Inc. and Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.6) (4)

10.61            Letter Agreement dated December 2, 1997. (Exhibit 10.7) (4)

10.62            Parallel Exit Agreement by and among Packaged Ice, Inc., James
                 F. Stuart, A.J. Lewis, III, Steven P. Rosenberg, Culligan Water Technologies, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.8) (4)

10.63 Amendment No. 3 to The Amended and Restated Voting Agreement by and among Packaged Ice, Inc. and the Shareholders of the Company dated November 4, 1997. (Exhibit 10.9) (4)

10.64 Transfer Restriction Agreement by and between Packaged Ice, Inc. and Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.10) (4)

10.65 Transfer Restriction Agreement by and between Packaged Ice, Inc. and Erica Jesselson dated December 2, 1997. (Exhibit 10.11) (4)

10.66 Asset Purchase Agreement by and among Packaged Ice, Inc. and Ronnie Joe Evans dated December 19, 1997.(5)

10.67 Asset Purchase Agreement by and among Southwestern Ice, Inc., Superior Ice Company, Inc., Robert N. Pratt and John Kelly dated December 29, 1997.(5)

10.68 Asset Purchase Agreement by and among Golden Eagle Ice-Texas, Inc., Big "R" Ice Company, Inc., Sellit, Inc., Ratliff Bros., Joe D. Ratliff and Richard D. Ratliff dated December 30, 1997.(5)

10.69 Asset Purchase Agreement by and among Golden Eagle Ice-Texas, Inc. and Simmons Poultry Farms, Inc. dated December 31, 1997.(5)

11               Computation of Income Per Common Share

21               Subsidiaries of the Company

23               Independent Auditors' Consent

27.1             Financial data schedule

99(1) Financial Statements for Mission Party Ice, Inc. and Southwest Texas Packaged Ice, Inc. for the period January 1, 1997 to April 16, 1997.

99(2) Financial Statements for Southwestern Ice, Inc. for the period January 1, 1997 to April 16, 1997.


   (1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (file No. 333-29357) filed with the SEC on June 16, 1997.

   (2) Filed as an Exhibit to Amendment No. 1 to the Company's Registrant Statement No. 333-29357 on Form S-4 filed with the SEC on July 29, 1997.

   (3) Filed as an Exhibit to the Company's Form 10-Q for the Quarterly period ended September 30, 1997, filed with the SEC on November 14, 1997.

   (4) Filed as an Exhibit to the Company's Form 8-K dated November 20, 1997, filed with the SEC on December 15, 1997.

   (5)    Filed herewith.

 (b)             Reports on Form 8-K:

          The Company filed a report on Form 8-K on October 31, 1997 regarding the Trademark License Agreement between the Company and Culligan Water Technologies, Inc. dated October 31, 1997 and discussions with Culligan and other investors with respect to a possible investment in the Company.

          The Company filed a report on Form 8-K on December 15, 1997 regarding an investment in the Company by Culligan Water and another previous investor of the Company of $25 million.

          The Company filed a report on Form 8-K on February 9, 1998 regarding the issuance of $145,000,000 Series A Senior Notes due 2005.