Form 10-Q
period 1998-03-31
PACKAGED ICE INC
filed 1998-05-15
CIK 917731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark one)
 [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

       Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

       State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The total number of shares of Common Stock, par value $.01 per share, outstanding as of May 1, 1998 was 5,342,541.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

PACKAGED ICE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,        December 31,
                                                                                        1998                1997
                                                                                    -------------      -------------
                                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                             $  16,655,963      $  14,825,259
   Short-term cash investments                                                          4,913,170          4,543,552
   Accounts receivable:
        Trade                                                                           5,207,014          4,038,582
        Affiliates                                                                         62,150             64,727
   Inventories                                                                          2,591,994          1,347,496
   Prepaid expenses                                                                       748,541            321,492
                                                                                    -------------      -------------
   Total current assets                                                                30,178,832         25,141,108
PROPERTY, net                                                                          64,259,193         43,297,449
OTHER ASSETS:
   Goodwill, net                                                                       81,287,505         44,280,568
   Debt issuance costs, net                                                             6,636,687          6,297,712
   Other assets                                                                         4,059,263          3,283,617
                                                                                    -------------      -------------
TOTAL                                                                               $ 186,421,480      $ 122,300,454
                                                                                    =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term obligations                                         $          --      $          --
Accounts payable                                                                        2,885,948          1,965,093
   Payable to affiliates                                                                  353,413          1,309,083
   Accrued expenses                                                                     3,060,674          1,461,030
   Accrued interest                                                                     2,515,695          1,875,972
   Notes payable                                                                               --          1,975,968
                                                                                    -------------      -------------
   Total current liabilities                                                            8,815,730          8,587,146
LONG-TERM OBLIGATIONS                                                                 145,000,000         67,501,537
COMMITMENTS AND CONTINGENCIES
MANDITORILY REDEEMABLE PREFERRED STOCK Series C, 10%, Exchangeable - 250,000
   shares issued and outstanding at March 31, 1998 and December 31, 1997,
   liquidation preference of $100 per share                                            25,812,404
                                                                                                          25,198,630
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
Series A Convertible; 450,000 shares issued and outstanding at
March 31, 1998 and December 31, 1997                                                    2,496,527          2,496,527
Series B Convertible; 124,831 shares issued and outstanding at
     March 31, 1998 and December 31, 1997                                                 726,226            726,226
COMMON STOCK WITH PUT REDEMPTION OPTION,
    420,000 shares issued and outstanding at March 31, 1998 and
    December 31, 1997                                                                   1,971,851          1,971,851
SHAREHOLDERS' EQUITY:
    Preferred Stock, Series C, $.01 par value, 100 shares
       authorized and outstanding                                                              --                 --
   Common stock, $.01 par value; 50,000,000 shares authorized;
  shares issued of 4,922,541, at March 31, 1998, and                                    4,015,981
      at December 31, 1997                                                                 49,225             40,160
Additional paid-in capital                                                             38,753,968         28,804,811
Less 298,231 shares of treasury stock, at cost                                         (1,491,155)        (1,491,155)
Accumulated deficit                                                                   (35,713,296)       (11,535,279)
                                                                                    -------------      -------------
        Total shareholders' equity                                                      1,598,742        (15,818,537)
                                                                                    -------------      -------------
TOTAL                                                                               $ 186,421,480      $ 122,300,454
                                                                                    =============      =============

                 See notes to consolidated financial statements

                       PACKAGED ICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
Revenues                                         $  8,401,157      $    845,732

Cost of sales                                       6,394,028           459,782
                                                 ------------      ------------

Gross profit                                        2,007,129           385,950

Selling, general and administrative expense         3,853,916           571,700

Depreciation and amortization expense               2,071,065           478,835
                                                 ------------      ------------

Loss from operations                               (3,917,852)         (664,585)

Other income, net                                         699           157,707

Interest expense (including interest income)       (2,873,971)          (85,301)
                                                 ------------      ------------

Loss before income taxes                           (6,791,124)         (592,179)

Income taxes                                               --                --
                                                 ------------      ------------

Net loss before extraordinary items                (6,791,124)         (592,179)

Extraordinary loss on refinancing                 (17,386,893)               --
                                                 ------------      ------------

Net loss                                         $(24,178,017)     $   (592,179)
                                                 ============      ============

Loss per share of common stock
   - basic and diluted                           $      (5.64)     $      (0.21)
                                                 ============      ============

Weighted average common shares outstanding          4,395,175         2,827,571
                                                 ============      ============


                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                   COMMON STOCK
                              -----------------------------
                                NUMBER OF           PAR              PAID-IN         TREASURY        ACCUMULATED
                                 SHARES            VALUE             CAPITAL          STOCK            DEFICIT           TOTAL
                              ------------      ------------      ------------     ------------      ------------    ------------
Balance at December 31, 1997     4,015,981      $     40,160      $ 28,804,811     $ (1,491,155)     $(11,535,279)   $ 15,818,539

    Issuance of common stock       906,560             9,065        10,565,596                                         10,574,661

    Accrued dividend on
    preferred stock                                                   (616,439)                                          (616,439)

    Net loss                                                                                          (24,178,017)    (24,178,017)
                              ------------      ------------      ------------     ------------      ------------    ------------

Balance at March 31, 1998        4,922,541      $     49,225      $ 38,753,968     $ (1,491,155)     $(35,713,296)   $  1,598,742
                              ============      ============      ============     ============      ============    ============




                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------
                                                                                  1998               1997
                                                                              -------------      -------------
CASH FLOW FROM OPERATING ACTIVITY
      Net loss                                                                $ (24,178,017)     $    (592,179)
      Adjustments to reconcile net loss to net cash
        Provided by (used in)operating activities
        (excluding working capital from acquisitions):
        Depreciation and amortization                                             2,071,065            478,835
        Amortization of debt discount                                                83,316                 --
        Gain from disposal of assets                                                                    (3,356)
        Extraordinary loss from refinancing                                      17,386,893                 --
        Changes in assets and liabilities:
              Accounts receivable, inventory and prepaid expenses                  (895,256)          (234,790)
              Accounts payable and accrued expenses                              (1,485,167)         1,424,078
                                                                              -------------      -------------
      Net cash provided by (used in) operating activities                        (7,017,166)         1,072,588
                                                                              -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Property additions                                                       (4,025,788)        (1,280,741)
        Cost of acquisitions                                                    (45,287,072)                --
        Investment in short-term cash investments                                  (369,268)                --
        Increase in other assets                                                   (962,424)          (249,799)
                                                                              -------------      -------------
      Net cash used in investing activities                                     (50,644,902)        (1,530,540)
                                                                              -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common and preferred stock                         37,473            771,226
        Proceeds from debt issuance, net                                        138,392,799            302,407
        Costs of refinancing                                                     (3,937,500)                --
        Borrowings from lines of credit                                          10,000,000                 --
        Repayment of lines of credit                                            (10,000,000)                --
        Repayment of debt                                                       (75,000,000)          (506,645)
                                                                              -------------      -------------
      Net cash provided by financing activities                                  59,492,772            566,988
                                                                              -------------      -------------
NET INCREASE IN CASH AND EQUIVALENTS                                              1,830,704            109,036
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        14,825,259            169,535
                                                                              -------------      -------------
CASH AND EQUIVALENTS, END OF PERIOD                                           $  16,655,963      $     278,571
                                                                              =============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- Cash payments for interest                                                  $   2,610,231      $      97,176
                                                                              =============      =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
      Common stock issued in consideration for business acquisitions          $  10,534,521      $          --
                                                                              =============      =============


                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION

Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") manufacture and distribute packaged ice by traditional delivery methods and stand-alone automated merchandising ice systems ("ice systems") installed primarily in retail locations. The ice systems produce and package bags of cubed ice at the customer's location. At March 31, 1998, the Company's customers were located primarily in the southern half of the United States.

The consolidated financial statements presented herein at March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered, have been made and are of a normal, and recurring nature. Certain information and footnote disclosure required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year.

2. RECENT EVENTS

On May 1, 1998, the Company purchased all of the outstanding capital stock of Reddy Ice, a subsidiary of Suiza Foods Corporation, for $177.5 million in cash (the "Reddy Acquisition"). As a part of the Reddy Acquisition, the Company assumed obligations of approximately $5 million to fund three acquisitions which have signed letters of intent with Reddy Ice and to complete the funding of the construction of a new ice plant in Austin, Texas. The Reddy Acquisition will be accounted for using the purchase method of accounting, and accordingly, the purchase price will be preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the Reddy Acquisition. The Company has not completed the assessment of the fair value of the net assets acquired for the purpose of allocating the purchase price. The excess of the aggregate purchase price over the fair market value of the net assets required will be recognized as goodwill and will be amortized over forty years.

3.  ACQUISITIONS

From January 1, 1998 through March 31, 1998, the Company has acquired certain traditional ice businesses and certain assets (the "Acquisitions") to compliment its core business for purchase prices totaling approximately $45.3 million in cash and $10.5 million in common stock (900,260 shares) reflected at the Company's valuation of $10 to $13 per share.

The Acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the Acquisitions. As a result of the number of acquisitions and their proximity to year-end, the Company has not completed the assessment of the fair value of the net assets acquired for the purposes of allocating the purchase price. The Acquisitions included at fair value current assets of $2.6 million, property plant and equipment of $18.3, and current liabilities of $2.4 million. The excess of aggregate purchase price over the fair market value of the net assets acquired of approximately $37.3 million was recognized as goodwill and is being amortized over 40 years. Amortization expense of Goodwill and Other Assets for the three months ended March 31, 1998 and 1997 was $721,332 and $73,197, respectively.

The operating results of the Acquisitions have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents a summary of consolidated results of operations as if the Acquisitions had occurred on January 1, 1998:

                                                 Three Months Ended March 31
                                                --------------------------------
                                                     1998               1997
                                                -------------      -------------
                    Revenue                     $  11,299,553      $   5,703,254
                    Net  loss                      24,344,816          1,204,327
                    Loss per share                      (5.68)             (0.43)

4. LONG-TERM OBLIGATIONS

On January 28, 1998, the Company completed a private offering of $145,000,000 aggregate principal amount of its 9 3/4% Series A Senior Notes due 2005 (the "New Senior Notes"). The New Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future Subordinated Indebtedness of the Company and pari passu to all senior indebtedness of the Company. The New Senior Notes will be effectively subordinated to the Existing Credit Facility and any future credit facility. The New Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the New Senior Notes was used for (i) repurchase of the Series B Notes and Series C Notes (see
Note 6), (ii) repayment of all outstanding obligations under the Existing Credit Facility, (iii) funding of acquisitions of traditional ice companies and (iv) working capital and general corporate purposes.

Simultaneous with the issuance of the New Senior Notes, the Company purchased and retired the $75 million of 12% Senior Notes due 2004. The Company recorded an extraordinary charge of $17.4 million for such debt extinguishment relating to the write-off of debt discount, and associated redemption premiums and issuance costs.

The Company's New Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by each of the Company's current and future wholly owned subsidiaries. (see Note 6).

On April 30, 1998 the Company issued an additional $125 million of New Senior Notes (the "Tack-on-Notes") due February 1, 2005 in a "tack-on" offering. The Tack-on-Notes were issued under the indenture (the "Indenture") dated as of January 28, 1998, amended and restated as of April 30, 1998, by and among the Company, the Subsidiary Guarantors, as defined in the Indenture, and U.S. Trust Company of Texas, N. A., as Trustee. The Notes are of the same series as the $145 million of New Senior Notes issued January 28, 1998.

The Company obtained the consent of a majority of the holders of the original New Senior Notes issued under the Indenture to certain amendments to the Indenture. The Company paid consent fees aggregating $1,397,600 to the consenting holders. The principal amendments to the Indenture increase the Permitted Indebtedness to allow the issuance of the Tack-on-Notes, and increase the Permitted Indebtedness basket to permit the Company to enter the New Credit Facility as discussed below.

Concurrently with the Reddy Acquisition, the Company entered into an $80 million five year senior credit facility (the "New Credit Facility") with Antares Leveraged Capital Corporation consisting of a revolving working capital facility of $15 million and a revolving acquisition loan facility (the "Acquisition Facility") of $65 million. The New Credit Facility replaces the Company's previous credit facility executed in September, 1997 with Frost National Bank and Zion's National Bank. The Company plans to use the New Credit Facility for acquisition and working capital needs.

The outstanding principal balance under the New Credit Facility will bear interest at the Company's option at a fluctuating rate equal to (i) LIBOR plus two and three quarters percent (2.75%) per annum, or (ii) the "prime rate" plus one percent (1.00%) with interest rates subject to a pricing grid. All amounts outstanding under the Acquisition Facility on the second anniversary of the New Credit Facility will amortize in 12 equal installments over the remaining term.

The New Credit Facility contains general and financial covenants and events of default customary for credit facilities of this type. The New Credit Facility is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries.

At March 31, 1998 and December 31,1997, long-term obligations consisted of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      1998              1997
                                                  ------------     ------------
Senior notes ................................     $145,000,000     $ 75,000,000
Less: unamortized debt discount
on detachable warrants issued ...............               --       (7,498,463)
Bank credit facilities ......................               --               --
                                                  ------------     ------------
Total .......................................      145,000,000       67,501,537
Less: current maturities ....................               --               --
                                                  ------------     ------------
Long-term obligations, net ..................     $145,000,000     $ 67,501,537
                                                  ============     ============

There are no principal maturities of long-term obligations for any of the next five years as of March 31, 1998.

See Note 6 for information regarding subsidiary guarantors of long-term obligations.

5. CAPITAL STOCK

Preferred Stock -- On April 30, 1998 the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Ares Leveraged Investment Fund, L.P. ("Ares") and SV Capital Partners, L.P. ("SV") pursuant to which Ares acquired 325,000 shares and SV acquired 75,000 shares of the 13% Exchangeable Preferred Stock at $100 per share for an aggregate amount of $40 million. Holders of the 13% Exchangeable Preferred Stock shall have no voting rights other than approval rights with respect to the issuance of parity or senior securities. In addition, there are various situations in which the Company may either elect or be required to redeem the 13% Exchangeable Preferred Stock. The following summary regarding the 13% Exchangeable Preferred Stock and the Warrants is qualified in its entirety by reference to and should be read in conjunction with the Securities Purchase Agreement and all agreements ancillary thereto.

Ares and SV entered into Warrant Agreements granting warrants to purchase an aggregate of 975,752 shares of the Company's Common Stock with an exercise price of $.01 per share. The Warrants are valid until May 31, 2005 but are exercisable only under certain conditions, such as an initial public offering of Common Stock, change of control, merger, asset sale, or default.

The 13% Exchangeable Preferred Stock bears a dividend rate of 13% per annum, however, during the first twelve months following issuance the dividend rate will be 11.5% and 12.25% during the second twelve months. Dividends shall be fully cumulative and payable quarterly in cash, except that during the first five years after issuance, dividends may be paid in kind by issuing additional shares of 13% Exchangeable Preferred Stock. In the event the Company is unable for any reason to pay dividends in cash after the fifth anniversary, or in the event of a default, the holders of 13% Exchangeable Preferred Stock will have the right to add up to two directors to the Board of Directors and the dividend rate will be increased until the default is cured.

The Securities Purchase Agreement contains certain restrictive covenants and requires a vote of two-thirds of the Board of Directors before the Company may take certain significant actions. The Company may exchange the 13% Exchangeable Preferred Stock for subordinated notes. Ares and SV were granted certain registration rights under separate Registration Rights Agreements. The Company intends to file a registration statement to offer to exchange the 13% Exchangeable Preferred Stock for registered exchange shares with terms identical to the 13% Exchangeable Preferred Stock.

6. SUBSIDIARY GUARANTORS

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

                                   THREE MONTHS
                                      ENDED             YEAR ENDED
                                     MARCH 31,         DECEMBER 31,
                                       1998               1997
                                  --------------     --------------
Balance Sheet Data:
   Current Assets                 $    9,216,992     $    6,591,604
   Property and Equipment             53,022,646         32,622,152
   Total Assets                      132,207,220         71,381,168
   Current Liabilities                 4,488,509          3,904,149
   Long-Term Debt                             --                 --
   Total Shareholder's Equity         20,448,572         16,707,700

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                       1998             1997
                                    -----------      -----------
Operating Data:
  Net Revenue                       $ 6,921,388      $   554,149
  Gross Profit                        1,808,835          492,460
  Net Loss                           (4,625,220)         310,981


7. COMMITMENTS AND CONTINGENCIES

During 1998, the Company entered into certain employment contracts with former employees of the acquired companies with an aggregate annual commitment of approximately $466,000.

The Company has leased certain facilities in Texas, Arizona and California. Under these and other operating leases, minimum annual rentals at March 31, 1998 aggregate approximately $1,403,342 in 1998, $1,822,120 in 1999, $1,701,819 in
2000, $1,647,638 in 2001, $1,611,810 in 2002 and $8,845,260 thereafter.

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

8.  NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the three months ended March 31, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employer's Disclosures about Pensions and Other Post-retirement Benefits, which revises certain disclosure requirements of the employer, and is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 will have no impact to the Company as it provides no pension or other post-retirement benefits to its employees.

In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") reached a consensus of Statement of Position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

In April 1998, the AcSEC of the AICPA reached a consensus on SOP No. 98-5, Reporting on the Costs of Start-Up Activities, which provides that the costs of such activities be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

In March 1998, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 97-11, Accounting for the Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred. Management is currently evaluating the impact this EITF, which was effective for transactions on or after March 20, 1998, will have on the Company.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, and the notes thereto, included in Item 1. of this Form 10-Q and Form 10-K previously filed.

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

OVERVIEW

         The Company derives its revenues primarily from the sale of packaged ice through Packaged Ice Systems, which manufactures, packages and stores ice at the retail location, and through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to the retail location when needed. The Company has historically sold ice primarily through Packaged Ice Systems, but upon acquiring certain traditional ice businesses and certain assets pursuant to the Acquisitions, now sells ice through both distribution methods. Such combination of distribution methods is expected to provide the Company with (i) higher operating margins, due to reduced production and distribution costs, (ii) a delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from its traditional ice manufacturing facilities, and
(iii) an ability to redistribute production from its traditional ice facilities to additional customers and satisfy seasonal peak demands at customer locations with Packaged Ice Systems. The Company also provides other services including cold storage rental, the manufacturing and sale of bottled water, and equipment leasing.

         The Company manufactures its ice in crushed, cubed, half-moon and cylindrical forms and packages its ice primarily in six to 40 pound bags for eventual sale to retail customers and sells block ice in 10 and 300 pound sizes primarily to commercial and agricultural users. Seven or eight pound bags are the most commonly purchased size in the industry. Packaged ice sold in 20 pound and 40 pound bags is typically purchased by restaurants and other commercial users. Block ice in 10 pound and 300 pound units is typically sold to customers in the commercial and agricultural sectors.

         Prices for packaged ice are generally stable with some price variation between markets based on geography and customer base. The Company services over 45,000 customer locations in 17 states, with Texas, Arizona, California and Florida the most significant markets. The Company services the significant segments of the ice industry, including supermarket and convenience store retailers, restaurants, commercial users and the agricultural sector. Management believes that this market diversity helps insulate the Company from both price and demand fluctuations caused by geography, weather, customer base and product segment.

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


                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                            -----------------------
                                                              1998           1997
                                                            --------       --------
OPERATING DATA:
      Revenues                                                 100.0%         100.0%
      Costs of goods sold                                       76.1           54.4
      Gross profit                                              23.9           45.6
      Selling, general and administrative (1)                   45.9           67.6
      Depreciation and Amortization                             24.7           56.6
      Interest expense                                          34.2           10.1
      Other income                                               0.1           18.7
      Net loss                                                 (80.8)         (70.0)

  (1)  Excludes depreciation and amortization.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         REVENUES: Revenues increased $7.6 million from $0.8 million for the quarter ended March 31, 1997 to $8.4 million for the quarter ended March 31, 1998. Revenues increased $0.7 million due to the placement of additional Packaged Ice Systems since the quarter ended March 31, 1997 and $6.9 million as a result of revenue contributed by the Acquisitions.

         GROSS PROFIT: Gross profit increased $1.6 million from $0.4 million for the quarter ended March 31, 1997 to $2.0 million for the quarter ended March 31, 1998. As a percentage of revenues gross profit decreased 21.7 percentage points from 45.6% at March 31, 1997 to 23.9% at March 31, 1998. Gross margins decreased because of the higher cost of sales reflected in the traditional ice businesses of the Acquisitions. Traditional ice companies experience significantly higher costs of goods sold than the lower costs of on-site manufacturing and delivery associated with the Packaged Ice Systems.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Operating expenses increased $3.3 million from $0.6 million for the quarter ended March 31, 1997 to $3.9 million for the quarter ended March 31, 1998. As a percentage of revenues, operating expenses decreased 21.7 percentage points from 67.6% at March 31, 1997 to 45.9% at March 31, 1998. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of sales enjoyed as a result of the Acquisitions.

         DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization increased $1.6 million from $0.5 million for the quarter ended March 31, 1997 to $2.1 million for the quarter ended March 31, 1998. As a percentage of sales, deprecation and amortization decreased 31.9 percentage points from 56.6% to 24.7%. This decrease was due primarily to the lower historical depreciation and amortization percentages of the businesses acquired pursuant to the Acquisitions. These percentages reflect the longer estimated useful lives of traditional ice plant and equipment as compared to Packaged Ice Systems. This decrease more that offset the increase related to the amortization of goodwill resulting from the Acquisitions.

         OTHER INCOME: Other income decreased $0.2 million from $0.2 million for the quarter ended March 31, 1997 to $699 for the quarter ended March 31, 1998. This decrease was due primarily to the elimination in 1998 of intercompany income, the management fee and equipment leasing income that was recognized in 1997 before the acquisitions began.

         INTEREST EXPENSE: Interest expense increased $2.8 million from $0.1 million for the quarter ended March 31, 1997 to $2.9 million for the quarter ended March 31, 1998. This increase was a result of higher levels of debt associated with the Company borrowing $145 million from the issuance of the new 9 3/4% Senior Notes.

         NET LOSS: Net loss increased $6.2 million from $0.6 million for the quarter ended March 31, 1997 to $6.8 million for the quarter ended March 31, 1998. The increase in the loss is due to the increases in selling, general and administrative; depreciation and amortization and interest expense more than offsetting the increased gross profit due to the Acquisitions.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         REVENUES: Revenues increased $0.2 million from $0.6 million for the three months ended March 31, 1996 to $0.8 million for the three months ended March 31, 1997. Revenues increased due to the increased number of Packaged Ice Systems in service during the three months.

         GROSS PROFIT: Gross profit increased $0.07 million from $.32 million for the three months ended March 31, 1996 to $0.39 million for the three months ended March 31, 1997. As a percentage of revenues, gross profit decreased 4.4 percentage points from 50.0% at March 31, 1996 to 45.6% at March 31, 1997. As the Company expanded its machine base into new districts the overall profit margin decreased due to the start-up nature of the new districts. In the new districts, a higher percentage of the costs are of a fixed nature than in a mature environment, and therefore, produce a disproportionately negative result in periods of lower revenues (either due to start up or seasonality).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Operating expenses increased $0.2 million from $0.4 million for the three months ended March 31, 1996 to $0.6 million for the three months ended March 31, 1997. As a percentage of revenues operating expenses increased 7.7 percentage points from 59.9% at March 31, 1996 to 67.6% at March 31, 1997. This increase was primarily due to the build up of corporate infrastructure in anticipation of the acquisitions the Company made during the last three quarters of 1997.

         DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amortization increased $0.2 million from $0.3 million for the three months ended March 31, 1996 to $0.5 million for the three months ended March 31, 1997. As a percentage of sales, deprecation and amortization increased 2.8 percentage points from 53.8% to 56.6%. This increase was due primarily to the increased depreciation from the large number of new machined installed during 1996 being disproportionate to the revenues generated from such new machines. Revenues are effected by seasonality while depreciation is charged ratably over the entire year.

         OTHER INCOME: Other income increased $0.15 million from $0.01 million for the three months ended March 31, 1996 to $0.16 million for the three months ended March 31, 1997. This increase was due primarily to the receipt of lease and management fee income.

         INTEREST EXPENSE: Interest expense increased $0.08 million from $0.01 million for the three months ended March 31, 1996 to $0.09 million for the three months ended March 31, 1997. This increase was a result of higher levels of borrowing associated with the Company's credit facility.

         NET LOSS: Net loss increased $0.2 million from $0.4 million for the three months ended March 31, 1996 to $0.6 million for the three months ended March 31, 1997. The increase in the loss is due to the increase in the cost of corporate infrastructure and increased depreciation from a greater number of machines more than offsetting the increased income from the leasing of machines and management fees.

LIQUIDITY AND CAPITAL RESOURCES

            For the three months ended March 31, 1998, the Company had net cash used in operating activities of $10.9 million; net cash used in investing activities of $50.3 million, consisting primarily of $45.2 million used to complete the Acquisitions and $2.8 million used to purchase Packaged Ice Systems; and net cash provided by financing activities of $63.4 million, consisting of $138.4 million net from the issuance of the New Senior Notes, which was offset by a $75.0 million repayment of debts; thus resulting in a net increase in cash and equivalents of $2.2 million.

         During the three months ended March 31, 1998, the Company acquired certain traditional ice businesses and certain assets to complement its core business primarily in the Southeast portion of the United States for purchase prices totaling approximately $45.3 million cash and $10.5 of common stock valued at $10-13 per share. Such cash expenditures were funded from the proceeds of the sale of the New Senior Notes.

         At March 31, 1998 the Company had cash on hand of $21.6 million to meet its short-term liquidity requirements. Additionally, the Company had up to a potential $20.0 million available to fund acquisitions under a credit facility from Zion Bank N.A. and Frost National Bank. This credit facility was replaced on April 30, 1998 by the New Credit Facility.

The Company expects to meet its short-term liquidity requirements and finance the placement of additional Packaged Ice Systems, the acquisition of additional traditional ice manufacturing companies, and capital expenditures to maintain existing operations with cash provided by operations, proceeds of the New 9 3/4% Senior Notes, proceeds of the borrowings under the New Credit Facility, and the private issuance of equity securities.

The Company's Packaged Ice Systems are expected to range in cost from $11,500 to $18,500 per installation and capital expenditures for such systems are expected to be approximately $4.7 million in fiscal 1998. During the next two years, the Company expects to continue acquiring traditional ice companies using a combination of cash and Common Stock. There can be no assurance that acquisitions based upon the Company's criteria can be obtained or that funds will be available in sufficient amounts to finance such acquisitions. Capital expenditures to maintain and expand traditional ice facilities are expected to be approximately $5.0 million in fiscal 1998.

The Company intends to satisfy its obligations under the New Senior Notes, the New Credit Facility as well as its future capital expenditures and working capital requirements, primarily with cash flow from operations or equity capital. The Company may also seek additional debt or equity capital. The availability of such capital will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or capital expenditures for the placement of Packaged Ice Systems to sustain the Company's recent rate of growth.

SUBSEQUENT EVENTS

         On April 30, 1998, Packaged Ice, Inc. (the "Company") consummated the purchase of all of the outstanding stock of Reddy Ice Corporation ("Reddy") from Suiza Foods Corporation ("Suiza") for a total acquisition price of $177.5 million, all of which was paid in cash (the "Reddy Acquisition"). The acquisition price was financed through the issuance of 13% Exchangeable Preferred Stock ("13% Exchangeable Preferred Stock"), the Tack-on of Notes of the Company, due February 1, 2005, a new credit facility ("New Credit Facility") with Antares Leveraged Capital Corp., and the remainder was funded with cash on hand. The Reddy Acquisition was accounted for using the purchase method of accounting.

         Reddy, a leading nationwide producer and distributor of packaged ice products with 1997 revenues of $66.3 million, represented 4% of Suiza's total sales in 1997. Reddy's assets consist of approximately 37 separate ice manufacturing facilities along with property, plant, equipment and rolling stock, all of which are used to manufacture and distribute ice products. Principally, the Company intends to continue such use; however, some redundant facilities are planned for closure.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is from time to time party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on the Company's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         During the period January 1, 1998 through March 31, 1998, the Company issued an aggregate of 900,260 shares of common stock as partial consideration for several acquisitions completed during that period. Such stock was valued at an average of $11.70 per share. The Company issued the stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The investors represented to the Company that they acquired the stock for their own account and not with a view to distribution. The investors had available all material information concerning the Company. The certificates evidencing the stock bear an appropriate restrictive legend under the Securities Act of 1933, as amended.


         An employee exercised options to purchase 6,300 shares of common stock for cash at an average price of $6.37 per share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:


         The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


Exhibit No.       Description
-----------       -----------

2.1 Stock Purchase Agreement between Packaged Ice, Inc. and Suiza Foods Corporation dated March 27, 1998 (Exhibit 2.1) (2).

2.2 Noncompetition Agreement by and among Packaged Ice, Inc. and Suiza Foods Corporation dated April 30, 1998 (Exhibit 2.2) (2).


3.1 Articles of Amendment to Articles of Incorporation of Packaged Ice Southeast, Inc. filed with the Secretary of State of the State of Texas on February 5, 1998. (3)


3.2 Articles of Incorporation of Southern Bottled Water Company, Inc. filed with the Secretary of State of the State of Texas on March 31, 1998. (3)

3.3 Bylaws for Southern Bottled Water Company, Inc. effective as of March 31, 1998. (3)

4.1 Indenture by and among Packaged Ice, Inc. as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)
     (2)

4.2 Purchase Agreement among the Company, its subsidiaries and Jefferies & Co., Inc. as Initial Purchaser ($125,000,000 Senior Notes Offering) dated April 23, 1998. (Exhibit 4.2) (2)

4.3 Registration Rights Agreement by and among Packaged Ice, Inc., the Subsidiary Guarantors and Jefferies & Company, Inc. dated January 28, 1998 and Amended and Restated as of April 30, 1998. (Exhibit 4.3) (2)

4.4 Securities Purchase Agreement dated April 30, 1998 by and among Packaged Ice, Inc., Ares Leveraged Investment Fund, L.P., and SV Capital Partners, L.P. (Exhibit 4.4) (2)

4.5 Warrant Agreement by and among Packaged Ice, Inc. and Ares Leveraged Investment Fund, L.P. dated April 30, 1998. (Exhibit 4.5) (2)

4.6 Warrant Agreement by and among Packaged Ice, Inc. and SV Capital Partners, L.P. dated April 30, 1998. (Exhibit 4.6) (2)

4.7 Exchange Offer Registration Rights Agreement dated April 30, 1998 by and among Packaged Ice, Inc., Ares Leveraged Investment Fund, L.P. and SV Capital Partners, L.P. (Exhibit 4.7) (2)

4.8 Registration Rights Agreement dated April 30, 1998 by and among Packaged Ice, Inc. and Ares Leveraged Investment Fund, L.P. and SV Capital Partners, L.P. (Exhibit 4.8) (2)

4.9 Registration Rights Agreement Dated April 30, 1998 by and among Packaged Ice, Inc. and SV Capital Partners, L.P. (Exhibit 4.9) (2)

4.10 Preferred Stock Series Designation of Packaged Ice, Inc. dated April 29, 1998 providing for the issuance of 13% Exchangeable Preferred Stock Series A. (Exhibit 4.10) (2)

4.11 Preferred Stock Series Designation of Packaged Ice, Inc. dated April 29, 1998 providing for the issuance of 13% Exchangeable Preferred Stock Series B. (Exhibit 4.11) (2)

4.12 Amended and Restated Preferred Stock Series Designation of Packaged Ice, Inc. dated April 29, 1998 providing for the issuance of 10% Exchangeable Preferred Stock originally issued December 2, 1997. (Exhibit 4.12) (2)

4.13 Parallel Exit Agreement dated April 30, 1998 by and among Packaged Ice, Inc., James F. Stuart, A.J. Lewis, III, Ares Leveraged Investment Fund, L.P., and SV Capital Partners, L.P. (Exhibit 4.13) (2)

10.1 Asset Purchase Agreement by and among Golden Eagle Ice-Texas, Inc. and Simmons Poultry Farms, Inc. dated December 31, 1997. (Exhibit 10.69) First Closing occurred December 31, 1997 and Second Closing occurred January 31, 1998. (1)

10.2 Asset Purchase Agreement by and among Southwestern Ice, Inc. and CICO, Ltd. and Stock Purchase Agreement by and among Southwestern Ice, Inc. and IDS, Inc. dated January 20, 1998. (3)

10.3 Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc. and Scianna's Party Ice, Inc. dated February 13, 1998. (3)

10.4 Asset Purchase Agreement by and among Packaged Ice Southeast, Inc. and Jennifer and Stanley Scianna dated February 13, 1998. (3)

10.5 Stock Purchase Agreement by and among Packaged Ice, Inc., John P. Barkley and James M. Grimsley dated March 5, 1998. (3)

10.6 Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc., J.P. Albert Ice Co., and James P. Albert dated March 6, 1998. (3)

10.7 Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc., Artic Ice Corporation, Arthur Biggs, and Charlotte Biggs dated March 11, 1998. (3)

10.8 Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc., Artic Crystal Ice Corporation and Arthur Biggs, Arthur Biggs, III, and William Biggs dated March 11, 1998. (3)

10.9 Agreement and Plan of Merger, by and among Packaged Ice Southeast, Inc., Dolphin Ice Co., Inc. and Arthur Biggs and First Union National Bank dated March 11, 1998. (3)

10.10 Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc., Anniston Ice & Coal Company, Inc. and Juliet Scarbrough, Wilkes Scarbrough and Elaine Scarbrough dated March 24, 1998. (3)

10.11 Stock Purchase Agreement by and among Packaged Ice Southeast, Inc. and Wilkes Scarbrough and Elaine Scarbrough dated March 24, 1998. (3)

10.12 Asset Purchase Agreement by and among Packaged Ice Southeast, Inc., Cumberland Gas and Ice, Inc., S. Keith Dixon and Annie Mae Dixon dated March 26, 1998. (3)

11.1    Packaged Ice, Inc. and Subsidiaries Computation of Earnings Per Share.

27      Financial Data Schedule.

---------------------

     (1) Filed as an Exhibit to the Company's Form 10-K dated December 31, 1997, filed with the SEC on March 30, 1998.

     (2) Filed as an Exhibit to the Company's Form 8-K dated May 11, 1998, filed with the SEC on May 12, 1998.

     (3)  Filed herewith.

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K on February 9, 1998 regarding the issuance of $145,000,000 Series A Senior Notes due 2005.

     The Company filed a report on Form 8-K on April 1, 1998, regarding the purchase of substantially all the issued and outstanding shares of stock of Reddy Ice Corporation. See footnote (2) above.

     The Company filed a report on Form 8-K/A on May 12, 1998 regarding the purchase of substantially all the issued and outstanding shares of stock of Reddy Ice Corporation. See footnote (3) above.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






                                    PACKAGED ICE, INC.




Date:  May 14, 1998                 By:    /s/ James F. Stuart
                                        ----------------------------------
                                        James F. Stuart
                                        Chief Executive Officer



Date:  May 14, 1998                 By:    /s/ James C. Hazlewood
                                        ----------------------------------
                                        James C. Hazlewood
                                        Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
2.1  Stock Purchase Agreement between Packaged Ice, Inc. and Suiza Foods
     Corporation dated March 27, 1998 (Exhibit 2.1) (2).

2.2  Noncompetition Agreement by and among Packaged Ice, Inc. and Suiza Foods
     Corporation dated April 30, 1998 (Exhibit 2.2) (2).


3.1  Articles of Amendment to Articles of Incorporation of Packaged Ice
     Southeast, Inc. filed with the Secretary of State of the State of Texas on February 5, 1998. (3)


3.2 Articles of Incorporation of Southern Bottled Water Company, Inc. filed with the Secretary of State of the State of Texas on March 31, 1998. (3)

3.3  Bylaws for Southern Bottled Water Company, Inc. effective as of March 31,
     1998. (3)

4.1  Indenture by and among Packaged Ice, Inc. as Issuer, the Subsidiary
     Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of
     January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)
     (2)

4.2  Purchase Agreement among the Company, its subsidiaries and Jefferies & Co.,
     Inc. as Initial Purchaser ($125,000,000 Senior Notes Offering) dated April
     23, 1998. (Exhibit 4.2) (2)

4.3  Registration Rights Agreement by and among Packaged Ice, Inc., the
     Subsidiary Guarantors and Jefferies & Company, Inc. dated January 28, 1998 and Amended and Restated as of April 30, 1998. (Exhibit 4.3) (2)

4.4  Securities Purchase Agreement dated April 30, 1998 by and among Packaged
     Ice, Inc., Ares Leveraged Investment Fund, L.P., and SV Capital Partners,
     L.P. (Exhibit 4.4) (2)

4.5  Warrant Agreement by and among Packaged Ice, Inc. and Ares Leveraged
     Investment Fund, L.P. dated April 30, 1998. (Exhibit 4.5) (2)

4.6  Warrant Agreement by and among Packaged Ice, Inc. and SV Capital Partners,
     L.P. dated April 30, 1998. (Exhibit 4.6) (2)

4.7 Exchange Offer Registration Rights Agreement dated April 30, 1998 by and among Packaged Ice, Inc., Ares Leveraged Investment Fund, L.P. and SV
     Capital Partners, L.P. (Exhibit 4.7) (2)

4.8  Registration Rights Agreement dated April 30, 1998 by and among Packaged
     Ice, Inc. and Ares Leveraged Investment Fund, L.P. and SV Capital Partners,
     L.P. (Exhibit 4.8) (2)

4.9  Registration Rights Agreement Dated April 30, 1998 by and among Packaged
     Ice, Inc. and SV Capital Partners, L.P. (Exhibit 4.9) (2)

4.10 Preferred Stock Series Designation of Packaged Ice, Inc. dated April 29,
     1998 providing for the issuance of 13% Exchangeable Preferred Stock Series
     A. (Exhibit 4.10) (2)

4.11 Preferred Stock Series Designation of Packaged Ice, Inc. dated April 29,
     1998 providing for the issuance of 13% Exchangeable Preferred Stock Series
     B. (Exhibit 4.11) (2)

4.12 Amended and Restated Preferred Stock Series Designation of Packaged Ice,
     Inc. dated April 29, 1998 providing for the issuance of 10% Exchangeable
     Preferred Stock originally issued December 2, 1997. (Exhibit 4.12) (2)

4.13    Parallel Exit Agreement dated April 30, 1998 by and among Packaged Ice,
        Inc., James F. Stuart, A.J. Lewis, III, Ares Leveraged Investment Fund,
        L.P., and SV Capital Partners, L.P. (Exhibit 4.13) (2)

10.1    Asset Purchase Agreement by and among Golden Eagle Ice-Texas, Inc. and
        Simmons Poultry Farms, Inc. dated December 31, 1997. (Exhibit 10.69)
        First Closing occurred December 31, 1997 and Second Closing occurred
        January 31, 1998. (1)

10.2    Asset Purchase Agreement by and among Southwestern Ice, Inc. and CICO,
        Ltd. and Stock Purchase Agreement by and among Southwestern Ice, Inc.
        and IDS, Inc. dated January 20, 1998. (3)

10.3    Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc.
        and Scianna's Party Ice, Inc. dated February 13, 1998. (3)

10.4    Asset Purchase Agreement by and among Packaged Ice Southeast, Inc. and
        Jennifer and Stanley Scianna dated February 13, 1998. (3)

10.5    Stock Purchase Agreement by and among Packaged Ice, Inc., John P.
        Barkley and James M. Grimsley dated March 5, 1998. (3)

10.6    Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc.,
        J.P. Albert Ice Co., and James P. Albert dated March 6, 1998. (3)

10.7    Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc.,
        Artic Ice Corporation, Arthur Biggs, and Charlotte Biggs dated March 11,
        1998. (3)

10.8    Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc.,
        Artic Crystal Ice Corporation and Arthur Biggs, Arthur Biggs, III, and
        William Biggs dated March 11, 1998. (3)

10.9    Agreement and Plan of Merger, by and among Packaged Ice Southeast, Inc.,
        Dolphin Ice Co., Inc. and Arthur Biggs and First Union National Bank dated March 11, 1998. (3)

10.10   Agreement and Plan of Merger by and among Packaged Ice Southeast, Inc.,
        Anniston Ice & Coal Company, Inc. and Juliet Scarbrough, Wilkes
        Scarbrough and Elaine Scarbrough dated March 24, 1998. (3)

10.11   Stock Purchase Agreement by and among Packaged Ice Southeast, Inc. and
        Wilkes Scarbrough and Elaine Scarbrough dated March 24, 1998. (3)

10.12   Asset Purchase Agreement by and among Packaged Ice Southeast, Inc.,
        Cumberland Gas and Ice, Inc., S. Keith Dixon and Annie Mae Dixon dated
        March 26, 1998. (3)

11.1    Packaged Ice, Inc. and Subsidiaries Computation of Earnings Per Share.

27      Financial Data Schedule.

---------------------

     (1) Filed as an Exhibit to the Company's Form 10-K dated December 31, 1997, filed with the SEC on March 30, 1998.

     (2) Filed as an Exhibit to the Company's Form 8-K dated May 11, 1998, filed with the SEC on May 12, 1998.

     (3)  Filed herewith.