Form 10-Q
period 1998-06-30
PACKAGED ICE INC
filed 1998-08-03
CIK 917731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)
    [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

        State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $.01 per share, outstanding as of July 15, 1998 was 5,044,310.
================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                                                                     JUNE 30,          DECEMBER 31,
                                                                                                       1998                1997
                                                                                                   -------------      -------------
                                                                                                    (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents ..............................................................     $   7,311,166      $  14,825,259
      Short-term cash investments ............................................................              --            4,543,552
      Accounts receivable:
           Trade, net ........................................................................        26,071,251          4,038,582
           Affiliates ........................................................................            11,167             64,727
      Inventories ............................................................................         7,664,299          1,347,496
      Prepaid expenses .......................................................................         1,477,605            321,492
                                                                                                   -------------      -------------
           Total current assets ..............................................................        42,535,488         25,141,108
PROPERTY, net ................................................................................       140,566,600         43,297,449
OTHER ASSETS:
      Goodwill, net ..........................................................................       195,722,984         44,280,568
      Debt issuance costs, net ...............................................................         9,365,759          6,297,712
      Other assets ...........................................................................         4,366,946          3,283,617
                                                                                                   -------------      -------------
TOTAL ........................................................................................     $ 392,557,777      $ 122,300,454
                                                                                                   =============      =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term obligations ...............................................     $      76,438      $        --
      Accounts payable .......................................................................         9,509,359          1,965,093
      Payable to affiliates ..................................................................           135,363          1,309,083
      Accrued expenses .......................................................................        10,363,848          1,461,030
      Accrued interest .......................................................................        11,576,456          1,875,972
      Note payable ...........................................................................              --            1,975,968
                                                                                                   -------------      -------------
           Total current liabilities .........................................................        31,661,464          8,587,146
LONG-TERM OBLIGATIONS ........................................................................       285,523,921         67,501,537
COMMITMENTS AND CONTINGENCIES ................................................................              --                 --
EXCHANGEABLE PREFERRED STOCK:
      13% Redeemable - 400,000 shares issued and outstanding at June 30, 1998 ................        36,006,168               --
MANDATORILY REDEEMABLE PREFERRED STOCK:
      Series C, 10%, Exchangeable - 259,860 shares issued and outstanding at
           June 30, 1998 and 250,000 shares issued and outstanding at
           December 31, 1997, liquidation preference of $100 per share .......................        26,438,356         25,198,630
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
      Series A Convertible - 450,000 shares issued and outstanding at
           June 30, 1998 and December 31, 1997 ...............................................         2,496,528          2,496,527
      Series B Convertible - 124,831 shares issued and outstanding at
           June 30, 1998 and December 31, 1997 ...............................................           726,226            726,226
COMMON STOCK WITH PUT REDEMPTION OPTION:
      420,000 shares issued and outstanding at June 30, 1998 and
           December 31, 1997 .................................................................         1,971,851          1,971,851
SHAREHOLDERS' EQUITY:
      Preferred Stock, Series C, $.01 par value, 100 shares authorized and outstanding .......              --                 --
      Common Stock, $.01 par value, 50,000,000 shares authorized; 4,922,541 shares
           issued at June 30, 1998, and 4,015,981 shares issued at December 31, 1997 .........            49,225             40,160
      Additional paid-in capital .............................................................        41,321,849         28,804,811
      Less:  298,231 shares of treasury stock, at cost .......................................        (1,491,155)        (1,491,155)
      Accumulated deficit ....................................................................       (32,146,656)       (11,535,279)
                                                                                                   -------------      -------------
           Total shareholders' equity ........................................................         7,733,263         15,818,537
                                                                                                   -------------      -------------
TOTAL ........................................................................................     $ 392,557,777      $ 122,300,454
                                                                                                   =============      =============

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------       ------------------------------
                                                                    1998              1997               1998               1997
                                                                ------------       -----------       ------------       -----------
Revenues .................................................      $ 51,014,570       $ 7,278,204       $ 59,415,727       $ 8,123,936
Cost of sales ............................................        29,079,463         4,243,136         35,473,491         4,702,916
                                                                ------------       -----------       ------------       -----------
Gross Profit .............................................        21,935,107         3,035,068         23,942,236         3,421,020
Operating Expenses .......................................         7,908,805         1,607,782         11,762,724         2,182,420
Depreciation and amortization expense ....................         4,751,311         1,347,021          6,822,376         1,825,857
                                                                ------------       -----------       ------------       -----------
Income (loss) from operations ............................         9,274,991            80,265          5,357,136          (587,257)
Other income, net ........................................           144,292           246,952            144,992           407,597
Interest expense (including interest income) .............        (5,852,641)       (1,433,246)        (8,726,612)       (1,518,546)
                                                                ------------       -----------       ------------       -----------
Income (loss) before income taxes ........................         3,566,642        (1,106,029)        (3,224,484)       (1,698,206)
Income taxes .............................................              --                --                 --                --
                                                                ------------       -----------       ------------       -----------
Net income (loss) before extraordinary item
     and preferred dividends .............................         3,566,642        (1,106,029)        (3,224,484)       (1,698,206)
Extraordinary loss on refinancing ........................              --                --          (17,386,893)             --
                                                                ------------       -----------       ------------       -----------
Net income (loss) before preferred dividends .............         3,566,642        (1,106,029)       (20,611,377)       (1,698,206)
Preferred dividends ......................................         1,392,054              --            2,008,493              --
                                                                ------------       -----------       ------------       -----------
Net income (loss) attributable to
     common shareholders .................................      $  2,174,588       $(1,106,029)      $(22,619,870)      $(1,698,206)
                                                                ============       ===========       ============       ===========
Income (loss) per share of Common Stock:
     Basic:
        Income (loss) before extraordinary item
           attributable to common shareholders ...........      $       0.43       $     (0.31)      $      (1.11)      $     (0.53)
           Extraordinary item ............................              --                --                (3.68)             --
                                                                ------------       -----------       ------------       -----------
        Income (loss) attributable to common
           shareholders ..................................      $       0.43       $     (0.31)      $      (4.79)      $     (0.53)
                                                                ============       ===========       ============       ===========
     Diluted:
        Income (loss) before extraordinary item
           attributable to common shareholder ............      $       0.31       $     (0.31)      $      (1.11)      $     (0.53)
           Extraordinary item ............................              --                --                (3.68)             --
                                                                ------------       -----------       ------------       -----------
        Income (loss) attributable to common
           shareholders ..................................      $       0.31       $     (0.31)      $      (4.79)      $     (0.53)
                                                                ============       ===========       ============       ===========
Weighted average common shares outstanding:
           Basic .........................................         5,044,310         3,631,009          4,721,536         3,231,509
                                                                ============       ===========       ============       ===========
           Diluted .......................................         6,996,095         4,515,162          6,343,531         3,846,531
                                                                ============       ===========       ============       ===========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                COMMON STOCK
                                             --------------------
                                              NUMBER
                                                OF          PAR         PAID-IN         TREASURY       ACCUMULATED
                                              SHARES       VALUE        CAPITAL          STOCK           DEFICIT          TOTAL
                                             ---------    -------    ------------     -----------     ------------     ------------
Balance at December 31, 1997 ............    4,015,981    $40,160    $ 28,804,811     $(1,491,155)    $(11,535,279)    $ 15,818,537

Issuance of Common Stock ................      906,560      9,065      10,565,596            --               --         10,574,661
Dividends accumulated on
    Mandatorily Redeemable
    Preferred Stock .....................         --         --        (1,239,726)           --               --         (1,239,726)
Dividends accumulated on
    Exchangeable Preferred
    Stock ...............................         --         --          (768,767)           --               --           (768,767)
Issuance costs on
    Exchangeable Preferred
    Stock ...............................         --         --          (802,665)           --               --           (802,665)
Warrants issued in connection
    with Exchangeable Preferred
    Stock ...............................         --         --         4,878,760            --               --          4,878,760
Amortization of Warrants ................         --         --          (116,160)           --               --           (116,160)
Net loss ................................         --         --              --              --        (20,611,377)     (20,611,377)
                                             ---------    -------    ------------     -----------     ------------     ------------
Balance at June 30, 1998 ................    4,922,541    $49,225    $ 41,321,849     $(1,491,155)    $(32,146,656)    $  7,733,263
                                             =========    =======    ============     ===========     ============     ============

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                                 ----------------------------------
                                                                                                     1998                   1997
                                                                                                 -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................................        $ (20,611,377)        $ (1,698,206)
      Adjustments to reconcile net loss to net cash used in
      operating activities (excluding working capital from acquisitions):
           Depreciation and amoritzation ................................................            6,822,376            1,825,857
           Amortization of debt discount, net ...........................................               99,971                 --
           Gain from disposal of assets .................................................                 --                 (3,915)
           Extraordinary loss from refinancing ..........................................           17,386,893                 --
           Change in assets and liabilities:
                Accounts receivable, inventory and prepaid expenses .....................          (15,224,837)          (1,795,987)
                Accounts payable, accrued expenses and note payable .....................            8,994,973              327,514
                                                                                                 -------------         ------------
      Net cash used in operating activities .............................................           (2,532,001)          (1,344,737)
                                                                                                 -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions, net ...........................................................          (10,809,575)          (3,520,402)
      Cost of acquisitions ..............................................................         (233,861,339)          (8,396,319)
      Investment in short-term cash investments .........................................            4,543,552                 --
      Increase in other assets ..........................................................             (218,678)            (485,390)
                                                                                                 -------------         ------------
      Net cash used in investing activities .............................................         (240,346,040)         (12,402,111)
                                                                                                 -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Common and Preferred Stock ..............................           39,237,474               71,280
      Proceeds from debt issuance, net ..................................................          260,070,557           44,954,082
      Cost of refinancing ...............................................................           (3,937,500)                --
      Issuance cost of convertible demand notes .........................................                 --                (23,774)
      Borrowings from lines of credit ...................................................           25,000,000                 --
      Repayment of lines of credit ......................................................          (10,000,000)          (3,485,000)
      Repayment of debt .................................................................          (75,006,583)         (12,086,591)
                                                                                                 -------------         ------------
      Net cash provided by financing activities .........................................          235,363,948           29,429,997
                                                                                                 -------------         ------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS .........................................           (7,514,093)          15,683,149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................           14,825,259              169,535
                                                                                                 -------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................        $   7,311,166         $ 15,852,684
                                                                                                 =============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      - Cash payments for interest ......................................................        $   2,621,058         $    162,418
                                                                                                 =============         ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
INVESTING AND FINANCING ACTIVITIES:
      Common Stock issued in consideration for business acquisitions ....................        $  10,534,521         $  9,550,000
                                                                                                 =============         ============
      Fair value of Warrants issued in connection with debt .............................        $   4,762,600         $  6,735,335
                                                                                                 =============         ============
      Demand notes converted to Preferred Stock .........................................        $        --           $    750,000
                                                                                                 =============         ============
      Note payable incurred to purchase assets ..........................................        $        --           $    188,862
                                                                                                 =============         ============

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ORGANIZATION

           Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") is the largest manufacturer and distributor of packaged ice in the United States and currently operates in 18 states, with Texas, Arizona, California and Florida being the most significant markets. The Company provides its customers with packaged ice (i) through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to the retail location when needed, and (ii) through proprietary in-store bagging machines which produce, package, store and merchandise ice, at the point of sale, through an automated, self-contained system (the "Ice Factory"). At June 30, 1998, the Company's customers were located primarily in the southern half of the United States.

           The consolidated financial statements presented herein at June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered, have been made and are of a normal and recurring nature. Certain information and footnote disclosure required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. At certain interim reporting dates, the Company's inventory includes packaged ice for sale, which is accounted for at the lower of average cost or market. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  ACQUISITIONS

           During the six months ended June 30, 1998, the Company acquired certain traditional ice businesses and certain assets (the "Acquisitions") to compliment its core business. The purchase prices of the Acquisitions totaled approximately $244.4 million of which $233.9 million was in cash and $10.5 million was in Common Stock (900,260 shares) valued at $10 to $13 per share.

           Included in Acquisitions was the purchase on April 30, 1998 of all of the outstanding capital stock of Reddy Ice Corporation ("Reddy"), a subsidiary of Suiza Foods Corporation, for $180.8 million in cash (the "Reddy Acquisition"). Reddy is a leading nationwide producer and distributor of packaged ice products with 1997 revenues of $66.4 million. Reddy's assets consist of approximately 37 separate ice manufacturing facilities located in the southern half of the United States.

           The Acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the Acquisitions. The Acquisitions included, at fair value, current assets of $14.5 million, property plant and equipment of $76.4 million, and current liabilities of $14.3 million. The excess of aggregate purchase price over the fair market value of the net assets acquired of approximately $152.5 million was recognized as goodwill and is being amortized over 40 years. Amortization expense of goodwill and other assets for the three months ended June 30, 1998 and 1997 was $1.5 million and $0.2 million, respectively, and for the six months ended June 30, 1998 and 1997 was $2.3 million and $0.2 million, respectively.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (CONTINUED)
                                   (UNAUDITED)

           The operating results of the Acquisitions have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents a summary of consolidated results of operations as if the Acquisitions had occurred on January 1, 1997:

                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                       -------------------------   ----------------------------
                          1998          1997           1998            1997
                       -----------   -----------   ------------    ------------
Revenues ...........   $58,598,417   $34,686,566   $ 81,484,820    $ 48,933,166
Net income (loss) ..     2,899,938     2,227,197    (28,089,406)     (1,720,646)
Earnings (loss)
  per share ........          0.57          0.61          (5.95)          (0.53)

3.  LONG-TERM OBLIGATIONS

           On January 28, 1998, the Company completed a private offering of $145,000,000 aggregate principal amount of its 9 3/4% Series A Senior Notes due 2005 (the "Senior Notes"). The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future Subordinated Indebtedness of the Company and pari passu to all senior indebtedness of the Company. The Senior Notes are effectively subordinated to the Credit Facility, as discussed below, and any future credit facility. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the Senior Notes were used for (i) repurchase of the Company's 12% Series B Senior Notes due 2004 (the "Series B Notes") and 12% Series C Senior Notes due 2004 (the "Series C Notes"); (ii) repayment of all outstanding obligations under the old credit facility; (iii) funding of acquisitions of traditional ice companies; and (iv) working capital and general corporate purposes.

           Simultaneous with the issuance of the Senior Notes and in conjunction with the repurchase of $75.0 million of Series B Notes and Series C Notes, the Company recorded an extraordinary charge of $17.4 million for such debt extinguishment relating to the write-off of the debt discount, associated redemption premiums and issuance costs.

           On April 30, 1998, the Company issued an additional $125.0 million of Senior Notes (the "Tack-on-Notes") due February 1, 2005. The Tack-on-Notes were issued pursuant to the indenture dated January 28, 1998, as amended, (the "Indenture") and are identical in terms to the $145.0 million of Senior Notes issued January 28, 1998.

           In connection with issuing the Tack-on-Notes, the Company obtained the consent of a majority of the holders of the original Senior Notes to certain amendments to the Indenture. The Company paid consent fees aggregating $1,397,600 to the consenting holders. The principal amendments to the Indenture increase the Permitted Indebtedness to allow the issuance of the Tack-on-Notes and increase the Permitted Indebtedness basket to permit the Company to enter the Credit Facility. The Company's Senior Notes (including the Tack-on-Notes) are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries (see Note 5). The net proceeds of the Tack-on-Notes were used to fund a portion of the cash consideration of the Reddy Acquisition.

           On April 30, 1998, the Company entered into an $80.0 million, five year senior credit facility with Antares Leveraged Capital Corporation (the "Credit Facility") consisting of a revolving working capital facility of $15.0 million (the "Working Capital Facility") and a revolving acquisition loan facility of $65.0 million (the "Acquisition Facility"). The Credit Facility replaced the Company's old credit facility. The Company plans to use the Credit Facility for acquisition and working capital needs.

           The outstanding principal balance under the Credit Facility bears interest, at the Company's option, at LIBOR plus 2.75% per annum, or the "prime rate" plus 1.00%, with interest rates subject to a pricing grid. Amounts outstanding under the Working Capital Facility of the Credit Facility are due March 31, 2003. Amounts outstanding under the Acquisition Facility of the Credit Facility will amortize in 12 equal quarterly installments

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (CONTINUED)
                                   (UNAUDITED)

commencing June 30, 2000. The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of minimum levels of ratios of EBITDA to fixed charges, interest coverage and leverage, as defined in the agreement, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. The Credit Facility contains general and financial covenants and events of default customary for credit facilities of this type.

           At June 30, 1998 and December 31,1997, long-term obligations consisted of the following:

                                                  JUNE 30,          DECEMBER 31,
                                                    1998               1997
                                                -------------      ------------
Senior notes ..............................     $ 270,000,000      $ 75,000,000
Less:  Unamortized debt discount on
        detachable warrants issued ........              --          (7,498,463)
Less:  Unamortized debt discount on
        senior notes ......................          (263,145)             --
Bank credit facilities ....................        15,000,000              --
Other .....................................           863,504              --
                                                -------------      ------------
Total .....................................       285,600,359        67,501,537
Less:  Current maturities .................           (76,438)             --
                                                -------------      ------------
Long-term obligations, net ................     $ 285,523,921      $ 67,501,537
                                                =============      ============

           As of June 30, 1998, principal maturities of long-term obligations for the next five years are as follows:

                   1998.........................   $         76,438
                   1999.........................             86,324
                   2000.........................            125,825
                   2001.........................             79,000
                   2002.........................             79,000
                   And thereafter...............        285,153,772
                                                   ----------------
                   Total........................   $    285,600,359
                                                   ================

4.  CAPITAL STOCK

           PREFERRED STOCK - On April 30, 1998, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Ares Leveraged Investment Fund, L.P. ("Ares") and SV Capital Partners, L.P. ("SV") pursuant to which Ares acquired 325,000 shares and SV acquired 75,000 shares of the 13% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") at $100 per share for an aggregate amount of $40.0 million. Holders of the 13% Exchangeable Preferred Stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. In addition, the Company may either elect or be required to redeem the 13% Exchangeable Preferred Stock.

           The 13% Exchangeable Preferred Stock bears a dividend rate of 13% per annum; however, during the first twelve months following issuance, the dividend rate will be 11.5%, and during the second twelve months following issuance, the dividend rate will be 12.25%. Dividends shall be fully cumulative and payable quarterly in cash, except that during the first five years after issuance, dividends may be paid in kind by issuing additional shares of 13% Exchangeable Preferred Stock. In the event the Company is unable for any reason to pay dividends in cash after the fifth anniversary or in the event of a default, the holders of 13% Exchangeable Preferred Stock will have the right to add up to two directors to the Board of Directors, and the dividend rate will be increased until the default is cured.

           Additionally, Ares and SV entered into Warrant Agreements granting warrants to purchase an aggregate of 975,752 shares of the Company's Common Stock with an exercise price of $.01 per share. The Warrants are valid until May 31, 2005 but are exercisable only under certain conditions, such as an initial public offering of Common Stock, change of control, merger, asset sale or default.

           The Securities Purchase Agreement contains certain restrictive administrative covenants and requires a vote of two-thirds of the Board of Directors before the Company may take certain significant actions. The Company may exchange the 13% Exchangeable Preferred Stock for subordinated notes at the Company's option. Ares and SV were granted certain registration rights under separate Registration Rights Agreements. (See Note 7).

           On May 1, 1998, the Company elected to pay-in-kind the dividends due on its 10% Mandatorily Redeemable Preferred Stock. Such payment resulted in the issuance of 9,860 shares of Common Stock and 75,844 warrants to purchase the Common Stock, exercisable at $13 per share.

5.  SUBSIDIARY GUARANTORS

           The Company's Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis, by all of the Company's current and future, direct and indirect, wholly owned subsidiaries (the "Subsidiary Guarantors"). The following table sets forth the "summarized financial information" of the Subsidiary Guarantors. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                           JUNE 30,         DECEMBER 31,
                                            1998               1997
                                        -------------       ------------
Balance Sheet Data:
     Current assets.................    $  36,402,932       $  6,591,604
     Property and equipment.........      122,185,205         32,622,152
     Total assets...................      346,965,118         71,381,168
     Current liabilities............       16,429,960          3,904,149
     Long-term debt.................          787,066                  -
     Total shareholders' equity.....      203,226,351         16,707,700

                                            SIX MONTHS ENDED JUNE 30,
                                        --------------------------------
                                            1998                1997
                                        -------------       ------------
Operating Data:
     Net revenues...................    $  52,848,215       $  6,999,326
     Gross profit...................       21,163,561          3,285,198
     Net income.....................        2,037,151          1,429,438

6.  COMMITMENTS AND CONTINGENCIES

           During 1998, the Company entered into certain employment contracts with former employees of acquired companies with an aggregate annual commitment of approximately $942,000.

           The Company has leased certain facilities in Texas, Arizona and California. Under these and other operating leases, minimum annual rentals at June 30, 1998 aggregate approximately $1,408,675 in 1998; $1,861,185 in 1999;
$1,692,019 in 2000; $1,607,838 in 2001; $1,578,010 in 2002 and $8,922,331
thereafter.

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

7.  SUBSEQUENT EVENTS

           In July 1998, the Company completed an offer to exchange the Senior Notes and the Tack-on-Notes (together, the "Series 1 Notes") and the Exchangeable Preferred Stock with new debt (the "Series 2 Notes") and new Exchangeable Preferred Stock (the "Series 2 Preferred Stock") registered under the Securities Act of 1933. The form and terms of the Series 2 Notes and Series 2 Preferred Stock are identical in all material respects to the form and terms of the Series 1 Notes and the Exchangeable Preferred Stock, except for certain transfer restrictions and registration rights relating to the Series 1 Notes and Exchangeable Preferred Stock.

           On July 31, 1998, the Company purchased all of the outstanding capital stock of Cassco Ice & Cold Storage, Inc., a subsidiary of WLR, Inc., ("Cassco") for $59.0 million in cash (the "Cassco Acquisition"). The Cassco Acquisition will be accounted for using the purchase method of accounting, and accordingly, the results of its operations and its cash flows will be included in the consolidated financial statements for the periods subsequent to the date of acquisition. The purchase price will be allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired will be recognized as goodwill and will be amortized over 40 years.

8.  NEW ACCOUNTING PRONOUNCEMENTS

           On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the six months ended June 30, 1998, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

           In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employer's Disclosures about Pensions and Other Post-retirement Benefits, which revises certain disclosure requirements of the employer, and is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 will have no impact to the Company, as it provides no pension or other post-retirement benefits to its employees.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

           The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and other information included elsewhere this Form 10-Q and the Company's Form 10-K previously filed.

           With the exception of historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially from the results discussed. The words and phrases "should be," "will be," "predicted," "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views in respect of future events in financial performance but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause its actual results to differ materially from any future results expressed or implied by such forward-looking statements.

OVERVIEW

           The Company is the largest manufacturer and distributor of packaged ice in the United States and with the Cassco Acquisition currently serves over 55,000 customer locations in 22 states, with Texas, Arizona, California and Florida being the most significant markets. The Company services the significant segments of the ice industry, including supermarkets and convenience store retailers, restaurants, commercial users and the agricultural sector.

           The Company derives its revenues primarily from the sale of packaged ice. Prices for packaged ice have historically been stable with some price variations between markets based on geography, weather and the customer base. Management believes that the Company's geographic and customer diversification insulate it from both price and demand fluctuations due to regional weather conditions and access to its customer base. The Company also derives revenue form other goods and services including cold storage rental, the manufacturing and sale of bottled water, and institutional ice machine leasing.

           The Company operates predominantly in one business segment, the manufacturing and sale of packaged ice products. These revenues are derived from the sale of packaged ice through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to the retail location when needed, and through its proprietary Ice Factories, which automatically manufacture, package and store ice at the retail location. Such combination of distribution methods provides the Company with (i) higher operating margins due to reduced production and distribution costs, (ii) a delivery system designed to supply high volume locations and capable of cost-effectively servicing a larger geographical market than the Company's traditional ice manufacturing facilities, and (iii) an ability to redistribute production from its traditional ice facilities to additional customers and satisfy seasonal peak demands at customer locations with Ice Factories.

           The Company manufactures its ice in crushed, cubed, half-moon and cylindrical forms and packages its ice primarily in six to 40 pound bags for eventual sale to retail customers and sells block ice in 10 and 300 pound sizes, primarily to commercial and agricultural users. Seven or eight pound bags are the most commonly purchased size in the industry. Restaurants and other commercial users typically purchase packaged ice sold in 20 pound and 40 pound bags. Block ice in 10 pound and 300 pound units is typically sold to customers in the commercial and agricultural sectors.

           The Company's costs of goods sold include costs associated with both traditional ice delivery and Ice Factories. In the traditional ice business, plant occupancy, plastic bags, delivery, labor and utility-related expenses account for the largest costs. Costs vary significantly by region and fluctuate based upon, among other things, freezer capacity and local utility rates. With the Ice Factory, ice storage costs and general operating utility costs are eliminated. The Company's costs of goods sold also include the cost of plastic bags, which are incurred by both the traditional ice manufacturing plants and the Ice Factory. The cost of the bag used in the Ice Factory is substantially higher than that used in traditional delivery due to special components and greater thickness. The Ice Factory eliminates certain costs related to production and distribution but does require in-store customer service representatives and machine technicians. In the aggregate, labor, energy and transportation costs associated with the Ice Factory are substantially lower than labor costs associated with traditional ice manufacturing.

           The Company's operating expenses include costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries and costs associated with leasing office space. Selling, general and administrative functions for traditional plants and Ice Factories are similar. These operating expenses are typically higher when the Company enters new markets in which it intends to place the Ice Factories, as new marketing, systems and office facilities must be established.

           The Company has grown primarily through the implementation of its consolidation strategy within the highly fragmented packaged ice industry, where it has completed 53 acquisitions since April 1997 for an aggregated purchase price of $371.4 million and, to a lesser extent, through the installation of Ice Factories. The Company's acquisition program has resulted in the recordation of over $229.0 million in goodwill on the Company's books, which is being amortized over a 40-year period from the date of recordation. The Company's acquisition program has been financed almost exclusively through the incurrence of debt and the issuance of capital stock. As a result of these financings by which the Series B and C Notes were refinanced, the Company recorded an extraordinary loss on refinancing of $17.4 million in the first quarter of 1998.

RESULTS OF OPERATIONS

           The following table sets forth for the periods indicated selected operating data for the Company expressed as a percentage of total revenue.

                                                                    THREE MONTHS                SIX MONTHS
                                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                                                -------------------         ------------------
                                                                 1998          1997          1998         1997
                                                                -----         -----         -----        -----
Operating Data:
     Revenues................................................   100.0%        100.0%        100.0%       100.0%
     Cost of goods sold......................................    57.0          58.3          59.7         57.9
     Gross profit............................................    43.0          41.7          40.3         42.1
     Operating expenses (1)..................................    15.5          22.1          19.8         26.9
     Depreciation and amortization...........................     9.3          18.5          11.5         22.4
     Interest expenses.......................................    11.5          19.7          14.7         18.7
     Other income............................................     0.3           3.4           0.3          5.0
     Net income (loss) before extraordinary item
          and preferred dividends............................     7.0         (15.2)         (5.4)       (20.9)

     ----------------
     (1)  Excludes depreciation and amortization.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

           REVENUES: Revenues increased $43.7 million, from $7.3 million for the three months ended June 30, 1997 to $51.0 million for the three months ended June 30, 1998. This increase resulted from an increase of $41.9 million due to acquisitions completed in 1997 and 1998 and an increase of $1.8 million due to placement of additional Ice Factories.

           GROSS PROFIT: Gross profit increased $18.9 million, from $3.0 million for the three months ended June 30, 1997 to $21.9 million for the three months ended June 30, 1998. As a percentage of revenues, gross profit increased from 41.7% for the three months ended June 30, 1997 to 43.0% for the three months ended June 30, 1998. Since a substantial portion of cost of sales is of a fixed nature, the greater revenue volume experienced during the three months ended June 30, 1998 resulted in increased margins during the period.

           OPERATING EXPENSES: Operating expenses increased $6.3 million, from $1.6 million for the three months ended June 30, 1997 to $7.9 million for the three months ended June 30, 1998. As a percentage of revenues, operating expenses decreased from 22.1% for the three months ended June 30, 1997 to 15.5% for the three months ended June 30, 1998. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of sales resulting primarily from acquisitions closed in 1997 and 1998.

           DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amoritzation increased $3.5 million, from $1.3 million for the three months ended June 30, 1997 to $4.8 million for the three months ended June 30, 1998. As a percentage of sales, depreciation and amortization decreased from 18.5% for the three months ended June 30, 1997 to 9.3% for the three months ended June 30, 1998. This decrease was primarily due to the lower historical depreciation and amortization percentages of the businesses acquired in 1997 and 1998. These percentages reflect the longer estimated useful lives of traditional ice plants and equipment, as compared to Ice Factories.

           INTEREST EXPENSE: Interest expense increased $4.5 million, from $1.4 million for the three months ended June 30, 1997 to $ 5.9 million for the three months ended June 30, 1998. This increase was a result of higher levels of debt associated with the Company's borrowing of $145.0 million through the issuance of Senior Notes and bank borrowings, the proceeds of which was used to consummate 1998 acquisitions.

           NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS:
Net income increased $4.7 million, from a $1.1 million loss for the three months ended June 30, 1997 to $3.6 million of net income for the three months ended June 30, 1998. The increase in net income was a result of the significantly higher level of revenues due to the acquisitions closed in 1997 and 1998 and a higher level of revenues due to hotter, dryer weather than traditionally experienced during the second quarter. The higher revenues produced an improved gross margin (gross profit), which more than offset the higher level of expenses caused by acquisitions, including interest expense associated with the debt required to close such acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

           REVENUES: Revenues increased $51.3 million, from $8.1 million in the six months ended June 30, 1997 to $59.4 million in the six months ended June 30, 1998. Revenues increased $41.2 million as a result of revenue contributed by acquisitions closed during and subsequent to the six-month period ended June 30, 1997 and $2.5 million due to placement of additional Ice Factories since the six-month period ended June 30, 1997. The unprecedented hot, dry weather during the second quarter of 1998, throughout the southeastern portion of the United States and Texas, has resulted in much greater sales than anticipated and has more than offset the shortfall of sales during the first quarter of 1998 as a whole.

           COST OF SALES: Cost of sales increased $30.8 million, from $4.7 million in the six months ended June 30, 1997 to $35.5 million in the six months ended June 30, 1998. This increase was due to acquisitions completed during 1997 and 1998. The cost of sales as a percentage of sales increased from 57.9% to 59.7% for the six months ended June 30, 1997 and 1998, respectively. This reflected of the greater proportion of sales from traditional ice, where cost of sales are a larger percentage of sales than from Ice Factories.

           GROSS PROFIT: Gross profit increased $20.5 million, from $3.4 million in the six months ended June 30, 1997 to $23.9 million in the six months ended June 30, 1998. As a percentage of revenues, gross profit decreased from 42.1% for the six months ended June 30, 1997 to 40.3% for the six months ended June 30, 1998. Gross margins decreased because of the higher cost of sales reflected in the traditional ice businesses acquired during 1997 and 1998. Traditional ice companies experience significantly higher costs of goods sold than the lower costs of on-site manufacturing, packaging and delivery associated with the Ice Factories.

           OPERATING EXPENSES: Operating expenses increased $9.6 million, from $2.2 million in the six months ended June 30, 1997 to $11.8 million in the six months ended June 30, 1998. As a percentage of revenues, operating expenses decreased from 26.9% for the six months ended June 30, 1997 to 19.8% for the six months ended June 30, 1998. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of sales resulting from acquisitions completed during 1997 and 1998.

           DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amortization increased $5.0 million, from $1.8 million in the six months ended June 30, 1997 to $6.8 million in the six months ended June 30, 1998. As a percentage of sales, depreciation and amortization decreased from 22.4% in six months ended June 30, 1997 to 11.5% in the six months ended June 30, 1998. This decrease was primarily due to lower historical depreciation and amortization percentages of the businesses acquired in 1997 and 1998. These percentages reflect the longer estimated useful lives of traditional ice plants and equipment, as compared to Ice Factories.

           INTEREST EXPENSE: Interest expense increased $7.2 million, from $1.5 million in the six months ended June 30, 1997 to $8.7 million in the six months ended June 30, 1998. This increase was a result of higher levels of the Company's debt associated with the Company's borrowing of $270.0 million through the issuance of Senior Notes and borrowings under the Credit Facility, the proceeds of which were used to consummate 1998 acquisitions.

           NET LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS: Net loss before extraordinary items increased $1.5 million, from $1.7 million in the six months ended June 30, 1997 to $3.2 million in the six months ended June 30, 1998. The increase in loss was due to the increases in depreciation and amortization and interest expense that more than offsetting the increased gross profit from 1997 and 1998 acquisitions.

           EXTRAORDINARY LOSS ON REFINANCING: During the first quarter of 1998, simultaneously with the issuance of the Senior Notes and in conjunction with the repurchase of $75.0 million of Series B Notes and Series C Notes, the Company recorded an extraordinary loss on refinancing of $17.4 million for such debt extinguishment, which related to the write-off of the debt discount, associated redemption premiums and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

           The Company generates cash from the sale of packaged ice through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to retail locations when needed and through Ice Factories, which manufacture, package and store ice in retail locations. The Company's primary uses of cash are (i) cost of goods sold, (ii) operating expenses, (iii) debt service, (iv) capital expenditures related to manufacturing further Ice Factories and replacing and modernizing the Company's other capital equipment and (v) business acquisitions.

           The Company currently has $285.5 million of debt outstanding as follows: (i) $270.0 million of Senior Notes; (ii) $15.0 outstanding under the Company's Credit Facility, which, at the Company's option, bears interest at LIBOR plus 2.75% or the "prime" rate plus 1.0%, with interest rates subject to a pricing grid; and (iii) $0.5 million outstanding of other debt. The amounts under the Working Capital Facility of the Credit Facility will be due on March 31, 2003. The amounts under the Acquisition Facility of the Credit Facility will be due beginning June 30, 2000 in 12 equal quarterly installments. The Credit Facility contains financial covenants, which include limitations on capital expenditures and the maintenance of minimum levels of ratios of EBITDA to fixed charges, interest coverage and leverage, as defined in the agreement, and is secured by all of the Company's assets and the capital stock of all the Company's significant subsidiaries.

           The Company intends to pursue a growth-oriented strategy, which is to be implemented through internal growth, an aggressive acquisition strategy, margin enhancement and expansion into related businesses. The Company continues to evaluate business acquisition and expansion opportunities, but it currently has no contracts or capital commitments relating to any potential acquisitions. The Company does, however, expect to continue acquiring traditional ice companies using a combination of cash and Common Stock. There can be no assurance that acquisitions based upon the Company's criteria can be obtained or that funds will be available in sufficient amounts to finance such acquisitions.

           For the six months ended June 30, 1998, the Company used $2.5 million of net cash in operating activities and used $240.3 million of net cash in investing activities, consisting primarily of $233.9 million spent to complete the Acquisitions. Net cash of $235.4 million was provided by financing activities, consisting of $39.2 million from the issuance of Preferred and Common Stock; $260.1 million net from the issuance of the Senior Notes; and $25.0 million from borrowings under credit facilities, which was offset by debt repayments and financing costs of $88.9 million, resulting in a decrease in cash and equivalents for the six months ended June 30, 1998 of $7.5 million.

           During the six months ended June 30, 1998, the Company acquired certain traditional ice businesses and certain assets (the "Acquisitions") to compliment its core business. The purchase prices of the Acquisitions totaled approximately $244.4 million of which $233.9 was in cash and $10.5 million was in Common Stock (900,260 shares) valued at $10 to $13 per share.

           The Company believes that cash on hand, which, together with cash flow anticipated from operations and available borrowings under the Credit Facility, will be adequate to meet debt service requirements; to fund continuing capital requirements for the acquisition of traditional ice manufacturing companies and the placement of additional Ice Factories; and to satisfy working capital and general corporate needs. At June 30, 1998 the Company had cash on hand of $7.3 million had up $50.0 million available to fund acquisitions and $15.0 available for working capital under the Credit Facility.

           Capital expenditures to maintain and expand traditional ice facilities are expected to be approximately $11.7 million in fiscal 1998. The Company's Ice Factory is expected to range in cost from $11,500 to $18,500 per installation, and capital expenditures for the Company's Ice Factories are expected to be approximately $4.8 million in fiscal 1998.

           The Company may need to raise additional funds through public or private debt or equity financing to take advantage of opportunities that may become available to the Company, including acquisitions and more rapid expansion. The availability of such capital will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that sufficient funds will be available to finance intended acquisitions or capital expenditures to sustain the Company's recent rate of growth.

           The Company expects to meet its short-term liquidity requirements and finance the placement of additional Ice Factory systems, the acquisition of additional traditional ice manufacturing companies, and capital expenditures to maintain existing operations with cash provided by operations, proceeds of the Senior Notes, proceeds of borrowings under the Credit Facility, and the issuance of equity securities.

           The Company intends to satisfy its obligations under the Senior Notes, the Credit Facility as well as its future capital expenditures and working capital requirements, primarily with cash flow from operations or equity capital. The Company may also seek additional debt or equity capital. The availability of such capital will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or capital expenditures for the placement of Ice Factory systems to sustain the Company's recent rate of growth.

SEASONALITY OF ICE BUSINESS AND WEATHER

           The Company experiences seasonal fluctuations in its net sales and profitability with a disproportionate amount of the Company's net sales and a majority of its net income typically realized in its second and third calendar quarters (May through September). The Company believes that over 60% of its revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while approximately less than 40% of its revenue will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of these seasonal revenues declines and the lack of proportional corresponding expense decreases, the Company will most likely consistently experience lower profit margins and possibly experience losses during the first and fourth calendar quarters. In addition, because the Company's operating results depend significantly on sales during its peak season, the Company's quarterly results of operations may fluctuate significantly as a result of adverse weather during this period (such as an unusually cold or rainy period). Because inclement weather such as the type caused by the "El Nino" weather phenomena is believed to be a primary cause for decreased volume in the ice industry, the Company could be adversely affected by this and other weather phenomena.

SUBSEQUENT EVENTS

           On July 31, 1998, the Company purchased all of the outstanding capital stock of Cassco for $59.0 million in cash. The Cassco Acquisition will be accounted for using the purchase method of accounting, and accordingly, the results of its operations and its cash flows will be included in the consolidated financial statements for the periods subsequent to the date of acquisition. The purchase price will be allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired will be recognized as goodwill and will be amortized over 40 years.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           On April 30, 1998, the Company issued to Jefferies, the initial purchaser, $125 million of 9 3/4% Series A Senior Notes due 2005. On the same date, the Company issued to Ares and SV 400,000 shares of Series A 13% Preferred Stock for $10.00 per share and warrants to purchase 975,752 shares of Common Stock for $0.01 per share. These issuances were exempt from registration under
Section 4(2) of the Securities Act.

           On May 1, 1998, the Company elected to pay-in-kind the dividends due on its 10% Mandatorily Redeemable Preferred Stock. Such payment resulted in the issuance of 9,860 shares of Common Stock and 75,844 warrants to purchase the Common Stock, exercisable at $13 per share.

           On June 30, 1998, the Company issued warrants to purchase 15,000 share of Common Stock to an accredited investor for $15 per share. This issuance was exempt from registration under Section 4(2) of the Securities Act.

           On July 29, 1998, the Company issued 3,000 shares of Common Stock to an accredited investor under an option agreement entered into June 25, 1997 at a price of $10 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 19, 1998, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the following matters were vote upon:

           1. Election of seven directors to serve until the next annual meeting of shareholders or until their respective successors shall be elected and shall be qualified;

           2. The ratification of the 1994 Stock Option Plan (the "1994 Stock Option Plan");

           3. The adoption of the 1998 Stock Option Plan (the "1998 Stock Option Plan"); and

           4. The authorization of the selection of Deloitte & Touche LLP to audit the financial statements of the Company for the fiscal year ending December 31, 1998.

           A total of 7,493,231 shares of the Company's Common Stock, par value $0.01 per share, and Series A and Series B Convertible Preferred Stock were entitled to vote at the meeting. Of these shares, 4,867,702 shares were present at the meeting and voted as follows:

           With respect to each of the following seven nominees for reelection to the Board of Directors, shares were voted for the election as follows: James F. Stuart, A. J. Lewis III, Steven P. Rosenberg, Rod Sands, Richard A. Coonrod, Arthur E. Biggs, III and Robert G. Miller, share were voted as follows: 4,867,702 for; no votes against; and no votes withheld.

           With respect to the ratification of the 1994 Stock Option Plan, shares were voted as follows: 4,867,702 for; no votes against; and no votes withheld.

           With respect to the adoption of the 1998 Stock Option Plan, shares were voted as follows: 4,867,702 for; no votes against; and no votes withheld.

           With respect to the authorization of the selection of Deloitte & Touche LLP to audit the financial statements of the Company for the fiscal year ending December 31, 1998, shares were voted as follows:
           4,867,702 for; no votes against; and no votes withheld.

           On August 4, 1998, the Company will hold a special meeting of the stockholders of the Company to vote upon a proposal to (i) approve the amendment of the Articles of Incorporation to add mandatory indemnification of directors and officers and to decrease the vote required for certain matters from two-thirds to a simple majority and (ii) to increase the number of authorized shares under the 1998 Stock Option Plan from 500,000 to 1,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:


           The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

       EXHIBIT NO.                        DESCRIPTION
       -----------                        -----------
           3.1 Articles of Incorporation of Central Arkansas Cold Storage-Texas, Inc. filed with the Secretary of State of the State of Texas on October 20, 1997. (1)

           3.2 Bylaws of Central Arkansas Cold Storage-Texas, Inc., effective as of October 20, 1997. (1)

           3.3        Articles of Incorporation of Golden Eagle Ice-Texas, Inc.
                      filed with the Secretary of State of the State of Texas on October 20, 1997. (1)

           3.4 Bylaws of Golden Eagle Ice-Texas, Inc., effective as of October 20, 1997. (1)

           3.5 Certificate of Incorporation of Reddy Ice Corporation (successor-in-interest to Sparkle Ice Corporation (formerly known as Desert Ice, Inc.)) filed with the Secretary of State of the State of Delaware on August 2, 1988. (1)

           3.6 Bylaws for Reddy Ice Corporation effective as of August 2, 1988. (1)

           4.1 Form of Indenture for Exchange Debentures by and among the Company, as Issuer, the Subsidiary Guarantors named therein and Ares Leveraged Capital Corp. (1)

           11.1 Packaged Ice, Inc. and Subsidiaries Computation of Earnings Per Share.

           27         Financial Data Schedule.
    ---------------------
           (1)        Filed as an Exhibit to the Company's Registration
                      Statement on Form S-4 (File No. 333-58111) and filed with
                      Securities and Exchange Commission on June 30, 1998.


(b)  REPORTS ON FORM 8-K:

           The following reports on Form 8-K were file during the three months ended June 30, 1998.

           1. Report on Form 8-K, dated April 1, 1998, reporting that the Company had entered into a definitive agreement with Suiza Foods Corporation on March 27, 1997 to purchase all of the outstanding capital stock of Reddy Ice Corporation.

           2. Report on Form 8-K/A dated May 11, 1998, was filed as Amendment No. 1 to Form 8-K dated April 1, 1998 reporting that (i) the Company had consummated the to purchase all of the outstanding capital stock of Reddy Ice Corporation;
                      (ii) the Company had entered into a Securities Purchase Agreement with Ares Leveraged Investment Fund ("Ares") and SV Capital Partners ("SV"), pursuant to which Ares acquired 325,000 shares and SV acquired 75,000 shares of the 13% Exchangeable Preferred Stock and Ares and SV entered into Warrant Agreements to purchase 975,752 shares of Company Common Stock; (iii) on April 30, 1998, the Company issued an additional $125,000,000 of 93/4% Senior Notes due February 1, 2005 in a "tack-on" offering; and (iv) concurrently with the Reddy acquisition, Antares Leveraged Capital Corp. and the Company entered into an $80,000,000 five-year senior credit facility. Included were the financial statements for Reddy Ice Corporation filed in connection with the acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                PACKAGED ICE, INC.

Date:  August 3, 1998                      By:  /s/JAMES F. STUART
                                                   James F. Stuart
                                                   Chief Executive Officer

Date:  August 3, 1998                      By:  /s/JAMES C. HAZLEWOOD
                                                   James C. Hazlewood
                                                   Chief Financial and
                                                   Accounting Officer

EXHIBIT INDEX

3.1 Articles of Incorporation of Central Arkansas Cold Storage-Texas, Inc. filed with the Secretary of State of the State of Texas on October 20, 1997. (1)

3.2 Bylaws of Central Arkansas Cold Storage-Texas, Inc., effective as of October 20, 1997. (1)

3.3 Articles of Incorporation of Golden Eagle Ice-Texas, Inc. filed with the Secretary of State of the State of Texas on October 20, 1997. (1)

3.4        Bylaws of Golden Eagle Ice-Texas, Inc., effective as of October 20,
           1997. (1)

3.5        Certificate of Incorporation of Reddy Ice Corporation
           (successor-in-interest to Sparkle Ice Corporation (formerly known as Desert Ice, Inc.)) filed with the Secretary of State of the State of Delaware on August 2, 1988. (1)

3.6        Bylaws for Reddy Ice Corporation effective as of August 2, 1988. (1)

4.1 Form of Indenture for Exchange Debentures by and among the Company, as Issuer, the Subsidiary Guarantors named therein and Ares Leveraged Capital Corp. (1)

11.1       Packaged Ice, Inc. and Subsidiaries Computation of Earnings Per
           Share.

27         Financial Data Schedule.
---------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-58111) and filed with Securities and Exchange Commission on June 30, 1998.