Form 10-Q
period 1998-09-30
PACKAGED ICE INC
filed 1998-11-13
CIK 917731

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q

(Mark one)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

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

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The total number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 1998 was 5,047,310.

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS



                                                                           PAGE
PART I - FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets as of September 30, 1998
            (unaudited) and December 31, 1997...............................  3
            Consolidated Statement of Income for the three and nine months ended September 30, 1998 and 1997 (unaudited)...................  4
            Consolidated Statement of Shareholders' Equity as of September
            30, 1998 (unaudited)............................................  5
            Consolidated Statement of Cash Flow for the nine months ended
            September 30, 1998 and 1997 (unaudited).........................  6
            Notes to the Consolidated Financial Statements..................  7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 12

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 17

   Item 2.  Changes in Securities and Use of Proceeds....................... 17

   Item 4.  Submission of Matters to Vote of Security Holders............... 18

   Item 6.  Exhibits and Reports on Form 8-K................................ 18

SIGNATURES.................................................................. 19

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                                        1998             1997
                                                                                                   -------------    -------------
                                                                                                     (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents ................................................................   $   5,655,765    $  14,825,259
      Short-term cash investments ..............................................................            --          4,543,552
      Accounts receivable, net .................................................................      28,165,541        4,103,309
      Inventories ..............................................................................       7,925,596        1,347,496
      Prepaid expenses .........................................................................       1,504,014          321,492
                                                                                                   -------------    -------------
           Total current assets ................................................................      43,250,916       25,141,108
PROPERTY, net ..................................................................................     168,301,464       43,297,449
OTHER ASSETS:
      Goodwill and other intangibles, net ......................................................     224,928,280       44,280,568
      Debt issuance costs, net .................................................................       9,139,090        6,297,712
      Other assets .............................................................................       6,383,832        3,283,617
                                                                                                   -------------    -------------
TOTAL ..........................................................................................   $ 452,003,582    $ 122,300,454
                                                                                                   =============    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term obligations .................................................   $      87,568    $        --
      Accounts payable .........................................................................      11,245,228        1,965,093
      Payable to affiliates ....................................................................            --          1,309,083
      Accrued expenses .........................................................................       9,783,815        1,461,030
      Accrued interest .........................................................................       4,558,349        1,875,972
      Note payable .............................................................................         107,652        1,975,968
                                                                                                   -------------    -------------
           Total current liabilities ...........................................................      25,782,612        8,587,146
LONG-TERM OBLIGATIONS ..........................................................................     341,780,639       67,501,537
COMMITMENTS AND CONTINGENCIES ..................................................................            --               --
MANDATORILY REDEEMABLE PREFERRED STOCK:
      10%  Exchangeable - 259,860 shares issued and outstanding at September 30,
           1998 and 250,000 shares issued and outstanding at
           December 31, 1997, liquidation preference of $100 per share .........................      27,075,343       25,198,630
      13% Exchangeable - 411,500 shares issued and outstanding at
           September 30, 1998, liquidation preference of $100 per share ........................      37,383,611             --
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
      Series A Convertible - 450,000 shares issued and outstanding at
           September 30, 1998 and December 31, 1997 ............................................       2,496,528        2,496,527
      Series B Convertible - 124,831 shares issued and outstanding at
           September 30, 1998 and December 31, 1997 ............................................         726,226          726,226
COMMON STOCK WITH PUT REDEMPTION OPTION:
      420,000 shares issued and outstanding at September 30, 1998 and December 31, 1997 ........       1,971,851        1,971,851
SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 50,000,000 shares authorized; 4,925,541 shares
           Issued at September 30, 1998, and 4,015,981 shares issued at December 31, 1997 ......          49,255           40,160
      Additional paid-in capital ...............................................................      39,337,389       28,804,811
      Less:  298,231 shares of treasury stock, at cost .........................................      (1,491,155)      (1,491,155)
      Accumulated deficit ......................................................................     (23,108,717)     (11,535,279)
                                                                                                   -------------    -------------
           Total shareholders' equity ..........................................................      14,786,772       15,818,537
                                                                                                   -------------    -------------
TOTAL ..........................................................................................   $ 452,003,582    $ 122,300,454
                                                                                                   =============    =============

               See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                                ------------------------------      -------------------------------
                                                                    1998              1997               1998              1997
                                                                ------------      ------------      -------------      ------------
Revenues ..................................................     $ 78,234,417      $ 12,839,427      $ 137,650,144      $ 20,963,363
Cost of sales .............................................       45,561,354         7,633,353         81,034,845        12,336,269
                                                                ------------      ------------      -------------      ------------
Gross profit ..............................................       32,673,063         5,206,074         56,615,299         8,627,094
Operating expenses ........................................       10,250,557         2,383,542         22,013,281         4,565,962
Depreciation and amortization expense .....................        6,007,870         1,605,014         12,830,246         3,443,480
                                                                ------------      ------------      -------------      ------------
Income from operations ....................................       16,414,636         1,217,518         21,771,772           617,652
Other income, net .........................................          353,381           169,569            498,373           577,167
Interest expense (including interest income) ..............       (7,730,078)       (1,658,055)       (16,456,690)       (3,176,603)
                                                                ------------      ------------      -------------      ------------
Income (loss) before income taxes .........................        9,037,939          (270,968)         5,813,455        (1,981,784)
Income taxes ..............................................             --                --                 --                --
                                                                ------------      ------------      -------------      ------------
Net income (loss) before extraordinary item
     and preferred dividends ..............................        9,037,939          (270,968)         5,813,455        (1,981,784)
Extraordinary loss on refinancing .........................             --                --          (17,386,893)             --
                                                                ------------      ------------      -------------      ------------
Net income (loss) before preferred dividends ..............        9,037,939          (270,968)       (11,573,438)       (1,981,784)
Preferred dividends .......................................        1,941,482              --            3,949,975              --
                                                                ------------      ------------      -------------      ------------
Net income (loss) attributable to
     common shareholders ..................................     $  7,096,457      $   (270,968)     $ (15,523,413)     $ (1,981,784)
                                                                ============      ============      =============      ============

Income (loss) per share of common stock:
     Basic:
        Income (loss) before extraordinary item
           attributable to common shareholders ............     $       1.41      $      (0.07)     $        0.39      $      (0.57)
           Extraordinary item .............................             --                --                (3.60)             --
                                                                ------------      ------------      -------------      ------------
        Income (loss) attributable to
           common shareholders ............................     $       1.41      $      (0.07)     $       (3.21)     $      (0.57)
                                                                ============      ============      =============      ============
     Diluted:
        Income (loss) before extraordinary item
           attributable to common shareholder .............     $       0.97      $      (0.07)     $        0.28      $      (0.57)
           Extraordinary item .............................             --                --                (2.61)             --
                                                                ------------      ------------      -------------      ------------
        Income (loss) attributable to
           common shareholders ............................     $       0.97      $      (0.07)     $       (2.33)     $      (0.57)
                                                                ============      ============      =============      ============
Weighted average common shares outstanding:
           Basic ..........................................        5,046,462         3,905,390          4,828,254         3,458,605
                                                                ============      ============      =============      ============
           Diluted ........................................        7,308,961         3,905,390          6,666,272         3,458,605
                                                                ============      ============      =============      ============

               See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                 COMMON STOCK
                                             --------------------
                                              NUMBER
                                                OF          PAR        PAID-IN        TREASURY         ACCUMULATED
                                              SHARES       VALUE       CAPITAL          STOCK            DEFICIT             TOTAL
                                             ---------    -------    ------------     -----------     ------------     ------------
Balance at December 31, 1997 ............    4,015,981    $40,160    $ 28,804,811     $(1,491,155)    $(11,535,279)    $ 15,818,537
Issuance of common stock ................      909,560      9,095      10,595,567            --               --         10,604,662
Dividends accumulated on
    10% Exchangeable Preferred Stock ....         --         --        (1,876,713)           --               --         (1,876,713)
Dividends accumulated on
    13% Exchangeable Preferred Stock ....         --         --        (2,073,262)           --               --         (2,073,262)
Issuance costs on
    13% Exchangeable Preferred Stock ....         --         --          (802,665)           --               --           (802,665)
Warrants issued in connection with 13%
     Exchangeable Preferred Stock .......         --         --         4,878,760            --               --          4,878,760
Amortization of warrants ................         --         --          (189,109)           --               --           (189,109)
Net loss ................................         --         --              --              --        (11,573,438)     (11,573,438)
                                             ---------    -------    ------------     -----------     ------------     ------------
Balance at September 30, 1998 ...........    4,925,541    $49,255    $ 39,337,389     $(1,491,155)    $(23,108,717)    $ 14,786,772
                                             =========    =======    ============     ===========     ============     ============

               See notes to consolidated financial statements.

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOW
                                 (UNAUDITED)

                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 ----------------------------------
                                                                                                      1998                  1997
                                                                                                 -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................................        $ (11,573,438)        $ (1,981,784)
      Adjustments to reconcile net loss to net cash used in
        operating activities (excluding working capital from acquisitions):
           Depreciation and amoritzation ................................................           12,830,246            3,443,480
           Amortization of debt discount, net ...........................................              113,296                 --
           Gain from disposal of assets .................................................                 --                (59,158)
           Extraordinary loss from refinancing ..........................................           17,386,893                 --
           Change in assets and liabilities:
                Accounts receivable, inventory and prepaid expenses .....................          (11,556,986)          (3,431,232)
                Accounts payable and accrued expenses ...................................              (19,887)           2,376,018
                                                                                                 -------------         ------------
      Net cash provided by (used in) operating activities ...............................            7,180,124              347,324
                                                                                                 -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ................................................................          (15,970,055)          (6,708,069)
      Cost of acquisitions ..............................................................         (294,029,426)         (25,731,249)
      Proceeds from short-term cash investments .........................................            4,543,552                 --
      Increase in other assets ..........................................................           (2,268,299)            (255,554)
      Proceeds from disposition of property .............................................                 --                135,874
                                                                                                 -------------         ------------
      Net cash used in investing activities .............................................         (307,724,228)         (32,558,998)
                                                                                                 -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common and preferred stock ..............................           39,237,474            2,956,807
      Issuance of preferred stock .......................................................                 --                (23,774)
      Repurchase of common and preferred stock ..........................................                 --             (1,491,155)
      Proceeds from debt issuance, net ..................................................          260,044,825           44,954,082
      Cost of refinancing ...............................................................           (3,937,500)                --
      Borrowings from lines of credit ...................................................           89,550,000            5,900,000
      Repayment of lines of credit ......................................................          (18,050,000)          (3,485,000)
      Repayment of debt .................................................................          (75,470,189)         (12,086,591)
                                                                                                 -------------         ------------
      Net cash provided by financing activities .........................................          291,374,610           36,724,369
                                                                                                 -------------         ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .........................................           (9,169,494)           4,512,695
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................           14,825,259              169,535
                                                                                                 -------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................        $   5,655,765         $  4,682,230
                                                                                                 =============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash payments for interest ........................................................        $  17,392,995         $    213,810
                                                                                                 =============         ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
      Common stock issued in consideration for business acquisitions ....................        $  10,564,523         $ 11,449,110
                                                                                                 =============         ============
      Fair value of warrants issued in connection with debt .............................        $        --           $  6,735,335
                                                                                                 =============         ============
      Fair value of warrants issued in connection with 13% Exchangeable
           Preferred Stock ..............................................................        $   4,878,760         $       --
                                                                                                 =============         ============
      Accretion of warrants in connection with 13% Exchangeable
           Preferred Stock ..............................................................        $    (189,109)        $       --
                                                                                                 =============         ============
      Demand notes converted to preferred stock .........................................        $        --           $    750,000
                                                                                                 =============         ============
      Note payable incurred to purchase assets ..........................................        $        --           $    188,862
                                                                                                 =============         ============

               See notes to consolidated financial statements.

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

1.  GENERAL

      The condensed consolidated financial statements included herein are unaudited, except for the balance sheet as of December 31, 1997 that has been prepared from the audited financial statements at that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and as applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flow for the periods covered have been made and are of a normal and recurring nature. At certain interim reporting dates, the Company's inventory includes packaged ice for sale, which is accounted for at the lower of average cost or market. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  ORGANIZATION

      Packaged Ice, Inc. (together with its wholly owned subsidiaries, the "Company") was incorporated in 1990 in Texas. It is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 70,000 customer locations in 26 states, with Texas, Arizona, California and Florida being the most significant markets. The Company provides its customers with packaged ice (i) through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to the retail location when needed and (ii) through proprietary in-store bagging machines that automatically manufacture, package and store ice at the retail location (the "Ice Factory"). At September 30, 1998, the Company's customers were located primarily in the southern half of the United States.

3.  ACQUISITIONS

      During the nine months ended September 30, 1998, the Company acquired certain traditional ice businesses and certain assets (the "Acquisitions"). The purchase prices of the Acquisitions totaled approximately $304.6 million of which $294.0 million was in cash and $10.6 million was in common stock (903,260 shares) valued at $10 to $13 per share.

      Included in Acquisitions was the purchase on May 1, 1998 of all of the outstanding capital stock of Reddy Ice Corporation, a subsidiary of Suiza Foods Corporation, for $180.8 million in cash. Additionally, on July 31, 1998, the Company purchased all of the outstanding capital stock of Cassco Ice & Cold Storage, Inc., a subsidiary of WLR, Inc. for $59.0 million in cash.

      The Acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the Acquisitions. The Acquisitions included, at fair value, current assets of $20.3 million, property plant and equipment of $117.3 million, and current liabilities of $17.1 million. The excess of aggregate purchase price over the fair market value of the net assets acquired of approximately $183.4 million was recognized as goodwill and other intangibles and is being amortized over 40 years. Amortization expense of goodwill and other assets for the three months ended September 30, 1998 and 1997 was $2.2 million and $0.4 million, respectively, and for the nine months ended September 30, 1998 and 1997 was $4.5 million and $0.6 million, respectively.

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

      The operating results of the Acquisitions have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents a summary of consolidated results of operations as if the Acquisitions had occurred on January 1, 1997:

                                              THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                 SEPTEMBER 30,
                                       ------------------------------------        ---------------------------------------
                                            1998                  1997                   1998                    1997
                                       --------------        --------------        ---------------         ---------------
Revenues ......................        $   82,284,378        $   62,625,960        $   176,528,455         $   123,547,335
Net income (loss) .............            10,187,025            10,473,703            (17,019,540)             10,073,987
Earnings (loss) per share:
     Basic ....................                  2.02                  2.18                  (3.37)                   2.31
     Diluted ..................                  1.39                  1.80                  (3.37)                   1.97

4.  LONG-TERM OBLIGATIONS

      On January 28, 1998, the Company completed a private offering of $145,000,000 aggregate principal amount of its 9 3/4% Series A Senior Notes due 2005 (the "Senior Notes"). The Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended, (the "Indenture"). The Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future Subordinated Indebtedness of the Company and PARI PASSU to all senior indebtedness of the Company. The Senior Notes are effectively subordinated to the Company's credit facility. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the Senior Notes were used for
(i) repurchase of the Company's 12% Series B Senior Notes due 2004 (the "Series B Notes") and 12% Series C Senior Notes due 2004 (the "Series C Notes"); (ii) repayment of all outstanding obligations under the old credit facility; (iii) funding of acquisitions of traditional ice companies; and (iv) working capital and general corporate purposes.

      Simultaneous with the issuance of the Senior Notes and in conjunction with the purchase and retirement of $75.0 million of Series B Notes and Series C Notes, the Company recorded an extraordinary charge of $17.4 million for such debt extinguishment relating to the write-off of the debt discount, associated redemption premiums and issuance costs.

      On April 30, 1998, the Company issued an additional $125.0 million of Senior Notes (the "Tack-on-Notes") due February 1, 2005. The Tack-on-Notes were issued pursuant to the Indenture and are identical in terms to the $145.0 million of Senior Notes issued January 28, 1998. In connection with issuing the Tack-on-Notes, the Company obtained the consent of a majority of the holders of the original Senior Notes to certain amendments to the Indenture. The Company paid consent fees aggregating $1,397,600 to the Senior Note Holders. The principal amendments to the Indenture allowed the issuance of the Tack-on-Notes and allowed the Company to enter into a new credit facility. The Company's Senior Notes (including the Tack-on-Notes) are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries (see Note 6). The net proceeds of the Tack-on-Notes were used to fund a portion of the cash consideration for the acquisition of Reddy Ice Corporation.

      In July 1998, the Company completed an offer to exchange the Senior Notes and the Tack-on-Notes (together, the "Series 1 Notes") and the 13% Exchangeable Preferred Stock (as defined) with new debt (the "Series 2 Notes") and new 13% Exchangeable Preferred Stock (the "Series 2 Preferred Stock") registered under the Securities Act of 1933. The forms and terms of the Series 2 Notes and Series 2 Preferred Stock, respectively, are identical in all material respects to the forms and terms of the Series 1 Notes and the 13% Exchangeable Preferred Stock, respectively, except for certain transfer restrictions and registration rights relating to the Series 1 Notes and 13% Exchangeable Preferred Stock.

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

      On April 30, 1998, the Company entered into an $80.0 million, five year senior credit facility with Antares Leveraged Capital Corporation (the "Credit Facility") consisting of a revolving working capital facility of $15.0 million (the "Revolving Loan") and a revolving acquisition loan facility of $65.0 million (the "Acquisition Loan"). The Credit Facility replaced the Company's old credit facility.

      The outstanding principal balance under the Credit Facility bears interest, at the Company's option, at LIBOR plus 2.75% per annum, or the "prime" rate plus 1.00%, with interest rates subject to a pricing grid. Amounts outstanding under the Revolving Loan of the Credit Facility are due March 31, 2003. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 12 equal quarterly installments commencing June 30, 2000. The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of minimum ratio levels of earnings before interest, taxes and depreciation and amortization ("EBITDA") to fixed charges, interest coverage and leverage, as defined in the agreement, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries.

      At September 30, 1998 and December 31,1997, long-term obligations consisted of the following:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1998             1997
                                                  -------------    ------------
            Senior notes ......................   $ 270,000,000    $ 75,000,000
            Less:  Unamortized debt discount on
                 detachable warrants issued ...            --        (7,498,463)
            Less:  Unamortized debt discount on
                 senior notes .................        (249,821)           --
            Bank credit facilities ............      71,500,000            --
            Other .............................         618,028            --
                                                  -------------    ------------
            Total .............................     341,868,207      67,501,537
            Less:  Current maturities .........         (87,568)           --
                                                  -------------    ------------
            Long-term obligations, net ........   $ 341,780,639    $ 67,501,537
                                                  =============    ============

      As of September 30, 1998, principal maturities of long-term obligations for the next five years are as follows:

            Through December 31, 1998 .........   $      21,892
            1999 ..............................          87,676
            2000 ..............................      16,313,558
            2001 ..............................      21,731,225
            2002 ..............................      21,745,474
            And thereafter ....................     281,968,382
                                                  -------------
            Total .............................   $ 341,868,207
                                                  =============

5.  CAPITAL STOCK

      PREFERRED STOCK - On April 30, 1998, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Ares Leveraged Investment Fund, L.P. ("Ares") and SV Capital Partners, L.P. ("SV") pursuant to which Ares acquired 325,000 shares and SV acquired 75,000 shares of the Company's 13% Mandatorily Redeemable Preferred Stock (the "13% Exchangeable Preferred Stock") at $100 per share for an aggregate amount of $40.0 million. Holders of the 13% Exchangeable Preferred Stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. In addition, there are various situations in which the Company may either elect or be required to redeem the 13% Exchangeable Preferred Stock. The Company is obligated to redeem the 13% Exchangeable Preferred Stock for cash on May 1, 2005.

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

      The 13% Exchangeable Preferred Stock bears a dividend rate of 13% per annum; however, during the first twelve months following issuance, the dividend rate will be 11.5%, and during the second twelve months following issuance, the dividend rate will be 12.25%. Dividends are fully cumulative and payable quarterly in cash, except that during the first five years after issuance, dividends may be paid in kind by issuing additional shares of 13% Exchangeable Preferred Stock. If the Company is unable for any reason to pay dividends in cash after the fifth anniversary or in the event of a default, the holders of 13% Exchangeable Preferred Stock will have the right to add up to two directors to the Board of Directors, and the dividend rate will be increased until the default is cured.

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

      On May 1, 1998, the Company elected to pay in kind the dividends due on its 10% Exchangeable Preferred Stock. Such payment resulted in the issuance of 9,860 shares of 10% Exchangeable Preferred Stock and 75,844 warrants to purchase the Common Stock, exercisable at $13 per share.

      On August 1, 1998, the Company elected to pay in kind the dividends due on its 13% Exchangeable Preferred Stock. Such payment resulted in the issuance of 11,500 shares of 13% Exchangeable Preferred Stock.

6.  SUBSIDIARY GUARANTORS

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

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1998               1997
                                                  ------------      -----------
Balance Sheet Data:
   Current assets .........................       $ 43,465,068      $ 6,591,604
   Property and equipment .................        168,301,464       32,622,152
   Total assets ...........................        442,493,745       71,381,168
   Current liabilities ....................         20,591,759        3,904,149
   Long-term debt .........................            530,903             --
   Total shareholders' equity .............        272,710,874       16,707,700

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------
                                                 1998                    1997
                                              ------------           -----------
Operating Data:
   Net revenues ...................           $126,055,125           $12,517,156
   Gross profit ...................             50,586,682             6,043,143
   Net income .....................             10,743,298             3,138,620

                     PACKAGED ICE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

7.  COMMITMENTS AND CONTINGENCIES

      During 1998, the Company entered into certain employment contracts with former employees of acquired companies with an aggregate annual commitment of approximately $2,051,836.

      The Company leases certain of its facilities. Under these and other operating leases, minimum annual rentals at September 30, 1998 aggregate approximately $520,338 for the remainder of 1998; $1,861,185 in 1999; $1,692,019 in 2000; $1,607,838 in 2001; $1,578,010 in 2002 and $8,922,331 thereafter. Rent expense was $1,764,300 and $427,975 for the nine months ended September 30, 1998 and 1997, respectively.

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

8.  NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the nine months ended September 30, 1998, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and other information included elsewhere in this Form 10-Q and the Company's Form 10-K previously filed.

      With the exception of historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, and actual results could differ materially from the results discussed. The words and phrases "should be," "will be," "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views in respect of future events in financial performance but are subject to many uncertainties and factors relating to the Company's operations and business environment that may cause its actual results to differ materially from any future results expressed or implied by such forward-looking statements.

OVERVIEW

      The Company is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 70,000 customer locations in 26 states, with Texas, Arizona, California and Florida being the most significant markets. The Company services all significant markets of the ice industry, including supermarkets and convenience store retailers, restaurants, commercial users and the agricultural sector. The Company manufactures its ice in crushed, cubed, half-moon and cylindrical forms and packages its ice primarily in six to 40 pound bags for eventual sale to retail customers and sells block ice in 10 and 300 pound sizes, primarily to commercial and agricultural users. Seven pound bags are the most commonly purchased size in the industry. Restaurants and other commercial users typically purchase packaged ice sold in 20 pound and 40 pound bags.

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

      The Company expects that most of its sales will continue to be from the sale of ice through traditional delivery methods. Although representing a significantly smaller portion of total sales, the Ice Factory will continue to have application in high volume retail stores. Prices for packaged ice have historically been stable with some price variations between markets based on geography, weather and the customer base. Management believes that the Company's geographic and customer diversification insulates it from both price and demand fluctuations due to regional weather conditions. The Company also derives revenue from other goods and services including cold storage rental, the manufacturing and sale of bottled water and institutional ice machine leasing.

      The Company's cost of sales includes costs associated with both traditional ice delivery and Ice Factories. In the traditional ice business, plant occupancy, plastic bags, delivery, labor and utility related expenses account for the largest costs. Costs vary significantly by region and fluctuate based upon, among other things, freezer capacity and local utility rates. With the Ice Factory, plant occupancy, delivery and utility costs are eliminated, but costs associated with customer service representatives and machine technicians are added to the cost of sales.

      The Company's operating expenses include costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries and costs associated with leasing office space. Selling, general and administrative functions related to traditional ice plants and Ice Factories are similar. These operating expenses are typically higher when the Company enters new markets in which it intends to place the Ice Factories, as new marketing programs, accounting systems and office facilities must be established.

      The Company has grown primarily through the implementation of its consolidation strategy within the highly fragmented packaged ice industry, where it has completed 53 acquisitions since April 1997 for an aggregated purchase price of $353.7 million and, to a lesser extent, through the installation of Ice Factories. The Company's acquisition program has resulted in the recordation of $228.1 million in goodwill and other intangible assets on the Company's books, which will be amortized over a 40-year period. The Company's acquisition program has been financed almost exclusively through the incurrence of debt and the issuance of capital stock. As a result of these financings by which the Series B and C Notes were refinanced, the Company recorded an extraordinary loss on refinancing of $17.4 million in the first quarter of 1998.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated selected operating data for the Company expressed as a percentage of total revenue:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                 ----------------     ----------------
                                                  1998      1997       1998      1997
                                                 ------    ------     ------    ------
      Operating Data:
         Revenues ............................    100.0%    100.0%     100.0%    100.0%
         Cost of sales .......................     58.2      59.5       58.9      58.8
         Gross profit ........................     41.8      40.5       41.1      41.2
         Operating expenses (1) ..............     13.1      18.5       16.0      21.8
         Depreciation and amortization .......      7.7      12.6        9.3      16.4
         Interest expenses ...................      9.9      12.9       12.0      15.2
         Other income ........................      0.5       1.3        0.4       2.8
         Net income (loss) before extraordinary
           item and preferred dividends........    11.6      (2.2)       4.2      (9.4)

         (1)  Excludes depreciation and amortization.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES: Revenues increased $65.4 million, from $12.8 million for the three months ended September 30, 1997 to $78.2 million for the three months ended September 30, 1998. This increase resulted from an increase of $63.4 million due to acquisitions completed in 1997 and 1998 and an increase of $2.0 million due to placement of additional Ice Factories. Additionally, the unprecedented hot, dry weather during the three months ended September 30, 1998, throughout the southeastern United States and Texas, resulted in greater sales than anticipated.

      COST OF SALES: Cost of sales increased $37.9 million, from $7.6 million for the three months ended September 30, 1997 to $45.5 million for the three months ended September 30, 1998. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, cost of sales declined from 59.5% for the three months ended September 30, 1997 to 58.2% for the three months ended September 30, 1998. Since a substantial portion of cost of sales is of a fixed nature, the greater revenue volume experienced for the three months ended September 30, 1998 benefited gross profit. This benefit was partially offset by the additional costs directly related to the cumulative effect of the unprecedented heat experienced during the 1998 summer period. Additional costs included the cost of purchasing ice from third parties and transporting both purchased and Company-produced ice into other regions that were unable to meet demand with local ice producing capacity.

      GROSS PROFIT: Gross profit increased $27.5 million, from $5.2 million for the three months ended September 30, 1997 to $32.7 million for the three months ended September 30, 1998. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, gross profit increased from 40.5% for the three months ended September 30, 1997 to 41.8% for the three months ended September 30, 1998. The greater revenue volumes experienced for the three months ended September 30, 1998 and lower cost of sales margins resulted in increased gross profit during the period.

      OPERATING EXPENSES: Operating expenses increased $7.9 million, from $2.4 million for the three months ended September 30, 1997 to $10.3 million for the three months ended September 30, 1998. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, operating expenses decreased from 18.5% for the three months ended September 30, 1997 to 13.1% for the three months ended September 30, 1998. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of revenues resulting primarily from the Company's acquisitions closed in 1997 and 1998.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amoritzation increased $4.4 million, from $1.6 million for the three months ended September 30, 1997 to $6.0 million for the three months ended September 30, 1998. As a percentage of sales, depreciation and amortization decreased from 12.6% for the three months ended September 30, 1997 to 7.7% for the three months ended September 30, 1998. This decrease was primarily due to the lower historical depreciation and amortization percentages of the businesses acquired in 1997 and 1998. These percentages reflect the longer estimated useful lives of traditional ice plants and equipment, as compared to Ice Factories.

      INTEREST EXPENSE: Interest expense increased $6.0 million, from $1.7 million for the three months ended September 30, 1997 to $7.7 million for the three months ended September 30, 1998. This increase was a result of higher levels of debt associated with the Company's borrowing of $270.0 million through the issuance of Senior Notes and borrowings under the Credit Facility, the proceeds of which were used to consummate 1998 acquisitions and for working capital.

      NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS: Net income (loss) before extraordinary item and preferred dividends increased $9.3 million, from a $0.3 million loss for the three months ended September 30, 1997 to $9.0 million of net income for the three months ended September 30, 1998. The increase in net income was a result of the significantly higher level of revenues due to the acquisitions closed in 1997 and 1998 and a higher level of revenues due to hotter, dryer weather than normally experienced during the third quarter. The higher revenues produced an improved gross margin (gross profit), which more than offset the additional cost related to unprecedented heat and the higher level of expenses caused by acquisitions, including interest expense associated with the debt required to close such acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES: Revenues increased $116.7 million, from $20.9 million for the nine months ended September 30, 1997 to $137.6 million for the nine months ended September 30, 1998. Revenues increased $112.2 million as a result of revenue contributed by acquisitions closed during and subsequent to the nine-month period ended September 30, 1997 and $4.5 million due to placement of additional Ice Factories since the nine-month period ended September 30, 1997. Additionally, the unprecedented hot, dry weather during the 1998 summer, throughout the southeastern portion of the United States and Texas, resulted in much greater sales than anticipated and more than offset the shortfall of sales during the first quarter of 1998 as a whole.

      COST OF SALES: Cost of sales increased $68.7 million, from $12.3 million for the nine months ended September 30, 1997 to $81.0 million for the nine months ended September 30, 1998. This increase primarily resulted from acquisitions of traditional ice companies completed during 1997 and 1998. The cost of sales as a percentage of revenues was 58.8% for the nine months ended September 30, 1997 and 58.9% for the nine months ended September 30, 1998. Since a substantial portion of cost of sales is of a fixed nature, the greater revenue volume experienced during the nine months ended September 30, 1998 benefited gross profit. This benefit was partially offset by the additional costs directly related to the cumulative effect of the unprecedented heat experienced during the 1998 summer period. Additional costs included the cost of purchasing ice from third parties and transporting both purchased and Company-produced ice into other regions that were unable to meet demand with local ice producing capacity.

      GROSS PROFIT: Gross profit increased $48.0 million, from $8.6 million for the nine months ended September 30, 1997 to $56.6 million for the nine months ended September 30, 1998. This increase primarily resulted from acquisitions of traditional ice companies completed during 1997 and 1998. As a percentage of revenues, gross profit was 41.2% for the nine months ended September 30, 1997 and 41.1% for the nine months ended September 30, 1998.

      OPERATING EXPENSES: Operating expenses increased $17.4 million, from $4.6 million for the nine months ended September 30, 1997 to $22.0 million for the nine months ended September 30, 1998. This increase primarily resulted from acquisitions of traditional ice companies completed during 1997 and 1998. As a percentage of revenues, operating expenses decreased from 21.8% for the nine months ended September 30, 1997 to 16.0% for the nine months ended September 30, 1998. This decrease was due to greater efficiencies realized by the Company as its general and administrative expenses were spread over the larger base of revenues resulting primarily from the Company's acquisitions completed during 1997 and 1998.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amortization increased $9.4 million, from $3.4 million for the nine months ended September 30, 1997 to $12.8 million for the nine months ended September 30, 1998. As a percentage of sales, depreciation and amortization decreased from 16.4% for nine months ended September 30, 1997 to 9.3% for the nine months ended September 30, 1998. This decrease was primarily due to lower historical depreciation and amortization percentages of the businesses acquired in 1997 and 1998. These percentages reflect the longer estimated useful lives of traditional ice plants and equipment, as compared to Ice Factories.

      INTEREST EXPENSE: Interest expense increased $13.3 million, from $3.2 million for the nine months ended September 30, 1997 to $16.5 million for the nine months ended September 30, 1998. This increase was a result of higher levels of the Company's debt associated with the Company's borrowing of $270.0 million through the issuance of Senior Notes and borrowings under the Credit Facility, the proceeds of which were used to consummate 1998 acquisitions and for working capital.

      NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS: Net income (loss) before extraordinary item and preferred dividends increased $7.8 million, from a $2.0 million loss for the nine months ended September 30, 1997 to $5.8 million of net income for the nine months ended September 30, 1998. The increase in net income was a result of the significantly higher level of revenues due to the acquisitions closed in 1997 and 1998 and a higher level of revenues due to hotter, dryer weather than traditionally experienced during the second and third quarters of 1998. The higher revenues produced an improved gross margin (gross profit), which more than offset the additional cost related to unprecedented heat and the higher level of expenses caused by acquisitions, including interest expense associated with the debt required to close such acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company generates cash from the sale of packaged ice through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to retail locations when needed and through Ice Factories, which manufacture, package and store ice in retail locations. The Company's primary uses of cash are (i) cost of sales, (ii) operating expenses, (iii) debt service, (iv) capital expenditures related to acquiring additional Ice Factories and replacing and modernizing the Company's other capital equipment and (v) the acquisition of traditional ice companies.

      At September 30, 1998, the Company had $341.9 million of debt outstanding as follows: (i) $270.0 million of Senior Notes; (ii) $71.5 outstanding under the Company's Credit Facility, which, at the Company's option, bears interest at LIBOR plus 2.75% or the "prime" rate plus 1.0%, with interest rates subject to a pricing grid; and (iii) $0.4 million outstanding of other debt. The amounts under the $15.0 million Revolving Loan of the Credit Facility will be due on March 31, 2003. The amounts under the $65.0 million Acquisition Loan of the Credit Facility will be due beginning June 30, 2000 in 12 equal quarterly installments. The Credit Facility contains financial covenants, which include limitations on capital expenditures and the maintenance of minimum ratio levels of EBITDA to fixed charges, interest coverage and leverage, as defined in the agreement, and is secured by all of the Company's assets and the capital stock of all the Company's significant subsidiaries.

      During the nine months ended September 30, 1998, the Company acquired certain traditional ice businesses and certain assets (the "Acquisitions") to compliment its core business. The purchase prices of the Acquisitions totaled approximately $304.6 million of which $294.0 million was in cash and $10.6 million was in common stock (903,260 shares) valued at $10 to $13 per share.

      For the nine months ended September 30, 1998, the Company provided $7.2 million of net cash from operating activities and used $307.7 million of net cash in investing activities, consisting primarily of $294.0 million spent to complete the Acquisitions. Net cash of $291.4 million was provided by financing activities, consisting of $39.2 million from the issuance of Preferred and Common Stock; $260.0 million net from the issuance of the Senior Notes; and $89.6 million from borrowings under other credit facilities. These amounts were offset by debt repayments and financing costs of $97.4 million, resulting in a decrease in cash and equivalents for the nine months ended September 30, 1998 of $9.1 million.

      For the nine months ended September 30, 1998, the Company reported capital expenditures of approximately $16.0 million spent to maintain and expand traditional ice facilities and to install new Ice Factories. For the year 1998, the Company expects capital expenditures to approximate $19.8 million, consisting of $13.1 million to maintain and expand traditional ice facilities and $6.7 million for the installation of new Ice Factories.

      The Company intends to pursue a growth-oriented strategy, which is to be implemented through an aggressive acquisition strategy, internal growth, margin enhancement and expansion into related businesses. The Company continues to evaluate business acquisition and expansion opportunities, but it currently has no contracts or capital commitments relating to any potential acquisitions. The Company does, however, expect to continue acquiring traditional ice companies using a combination of cash and Common Stock. There can be no assurance that acquisitions based upon the Company's criteria can be obtained.

      The Company believes that it will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At September 30, 1998, the Company had working capital of $17.5 million, including $5.7 million of cash and cash equivalents and had $8.1 available under the Credit Facility. The Company intends to pursue its plan to raise additional equity capital through efforts to complete its previously announced initial public offering filed with the Securities and Exchange Commission or, alternatively, through the sale of equity in private markets. The Company may need to raise additional funds through public or private debt or equity financing to take advantage of opportunities that may become available to the Company, including acquisitions and more rapid expansion. The availability of such capital will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that sufficient funds will be available to finance intended acquisitions or capital expenditures to sustain the Company's recent rate of growth.

YEAR 2000

      The Company is exposed to the risk that the year 2000 issue (the "Year 2000 Issue") could cause system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During 1997, the Company undertook a corporate-wide initiative designed to assess the impact of the Year 2000 Issue on software and hardware utilized in the Company's operations, including information technology infrastructure ("IT") and embedded manufacturing control technology ("Non-IT").

      The Company's initiative is to be conducted in three phases: assessment, implementation and testing. During the assessment phase, the Company completed a comprehensive inventory of IT and Non-IT systems and equipment. Many of the Company's IT systems include hardware and packaged software purchased from large vendors who have represented that these systems are year 2000 compliant. However, the Company has determined that it will be necessary to modify portions of its financial and accounting software. The Non-IT systems, which include the Ice Factory, are not at risk to the Year 2000 Issue.

      The Company believes that with modifications to its existing software, the Year 2000 Issue can be mitigated. The implementation of these remediation efforts is underway and is expected to be completed by March 31, 1999. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the Company's operations. The Company plans to complete the testing of the year 2000 modifications by early 1999. The Company has not established a contingency plan but intends to formulate one to address unavoidable risks, and it expects to have the contingency plan formulated by mid-1999.

      The Company does not currently rely on the IT systems of other companies; however, failure of the Company's suppliers or its customers to become year 2000 compliant might have a material impact on the Company's operations. The Company intends to continue to pursue an acquisition strategy; and as a result, there can be no assurance that the IT systems being used by an acquired company will be compliant with the Year 2000 Issue or that any such conversion or failure to convert an acquired system would not have an adverse effect on the Company.

      The Company's efforts with respect to the Year 2000 Issue have been handled internally by management and other Company employees. Costs of developing and carrying out this initiative are being funded from the Company's operations and have not represented a material expense to the Company. The Company has not completed its assessment but currently believes that the costs of addressing the Year 2000 Issue will not be significant and will not have a material adverse impact on the Company's financial condition.

SEASONALITY OF ICE BUSINESS AND WEATHER

      The Company experiences seasonal fluctuations in its net sales and profitability with a disproportionate amount of the Company's net sales and a majority of its net income typically realized in its second and third calendar quarters (May through September). The Company believes that over 60% of its revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while approximately less than 40% of its revenue will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of these seasonal revenue declines and the lack of proportional corresponding expense decreases, the Company will most likely experience lower profit margins and possibly experience losses during the first and fourth calendar quarters. In addition, because the Company's operating results depend significantly on sales during its peak season, the Company's quarterly results of operations may fluctuate significantly as a result of adverse weather during this period (such as an unusually cool or rainy period). Because inclement weather such as the type caused by the "El Nino" weather phenomena is believed to be a primary cause for decreased volume in the ice industry, the Company could be adversely affected by this and other weather phenomena.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Special Meeting of shareholders held on August 4, 1998 in Houston, Texas, the Company's shareholders voted on the following matters:

      1. Approval of amendments to the Restated Articles of Incorporation to provide, as amended, (i) that directors and officers of the Company shall be indemnified by the Company against all expense, liability and loss reasonably incurred and to the extent allowed by the Texas Business Corporation Act and (ii) that, pursuant to Article 2.28D of the Texas Business Corporation Act, any action by the shareholders of the Company shall be taken by the vote of a simple majority rather than a two-thirds majority, as otherwise required by the Texas Business Corporation Act. The amendments were approved with 6,497,090 votes in favor and no votes against.

      2. Approval of an amendment to the 1998 Stock Option Plan (the "1998 Plan") to increase the number of authorized shares of Common Stock available for issuance under the 1998 Plan from 500,000 to 1,000,000. The amendment was approved with 6,497,090 votes in favor and no votes against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

      The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
  2.1 Stock Purchase Agreement among Packaged Ice, Inc., WLR Foods, Inc. and Cassco Ice & Cold Storage, Inc., dated July 31, 1998. (Exhibit 2.1) (1)

  2.2 Non-competition Agreement between WLR Foods, Inc. and Packaged Ice, Inc. (Exhibit 2.2) (1)

  3.1 Articles of Amendment to the Restated Articles of the Company, filed with the Texas Secretary of State on August 11, 1998. (Exhibit 3.2)
         (2)
 10.1 Employment Agreement of James F. Stuart, dated effective August 1, 1998. (Exhibit 10.29) (2)

 10.2 Employment Agreement of A. J. Lewis III, dated effective August 1, 1998. (Exhibit 10.30) (2)

 10.3 Employment Agreement of Jimmy C. Weaver, dated effective May 1, 1998. (Exhibit 10.31) (2)

 10.4 Employment Agreement of James C. Hazlewood dated effective November 1, 1997. (Exhibit 10.32) (2)

 10.5 Employment Agreement of Graham Davis, dated effective May 1, 1998. (Exhibit 10.33) (2)

 10.6 Recapitalization Agreement, dated August 4, 1998, between SV Capital Partners, L.P. and Packaged Ice, Inc. (Exhibit 10.28) (2)

 11.1    Packaged Ice, Inc. and Subsidiaries Computation of Earnings Per Share.*

 27.1 Financial Information Schedule (included in Commission-filed copy only).*

*  Filed herewith.

(1) Filed as an exhibit to Form 8-K, filed on behalf of the Company with the Securities and Exchange Commission on August 14, 1998.

(2) Filed as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-60627), filed with the Securities and Exchange Commission on October 2, 1998.

(B)  REPORTS ON FORM 8-K:

      The following reports on Form 8-K were filed during the three months ended September 30, 1998.

      1. Report on Form 8-K dated August 14, 1998 reporting that the Company had acquired on July 31, 1998 all of the outstanding capital stock of Cassco Ice & Cold Storage, Inc., a subsidiary of WLR Foods, Inc., ("Cassco"). Included were the financial statements for Cassco filed in connection with the acquisition.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     PACKAGED ICE, INC.

Date:  November 13, 1998      By:    /S/ JAMES F. STUART
                                         James F. Stuart
                                         Chief Executive Officer



Date:  November 13, 1998      By:    /S/ JAMES C. HAZLEWOOD
                                         James C. Hazlewood
                                         Chief Financial and Accounting Officer

EXHIBIT INDEX

  2.1 Stock Purchase Agreement among Packaged Ice, Inc., WLR Foods, Inc. and Cassco Ice & Cold Storage, Inc., dated July 31, 1998. (Exhibit 2.1) (1)

  2.2 Non-competition Agreement between WLR Foods, Inc. and Packaged Ice, Inc. (Exhibit 2.2) (1)

  3.1 Articles of Amendment to the Restated Articles of the Company, filed with the Texas Secretary of State on August 11, 1998. (Exhibit 3.2)
         (2)
 10.1 Employment Agreement of James F. Stuart, dated effective August 1, 1998. (Exhibit 10.29) (2)

 10.2 Employment Agreement of A. J. Lewis III, dated effective August 1, 1998. (Exhibit 10.30) (2)

 10.3 Employment Agreement of Jimmy C. Weaver, dated effective May 1, 1998. (Exhibit 10.31) (2)

 10.4 Employment Agreement of James C. Hazlewood dated effective November 1, 1997. (Exhibit 10.32) (2)

 10.5 Employment Agreement of Graham Davis, dated effective May 1, 1998. (Exhibit 10.33) (2)

 10.6 Recapitalization Agreement, dated August 4, 1998, between SV Capital Partners, L.P. and Packaged Ice, Inc. (Exhibit 10.28) (2)

 11.1    Packaged Ice, Inc. and Subsidiaries Computation of Earnings Per Share.*

 27.1 Financial Information Schedule (included in Commission-filed copy only).*

*  Filed herewith.

(1) Filed as an exhibit to Form 8-K, filed on behalf of the Company with the Securities and Exchange Commission on August 14, 1998.

(2) Filed as an exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-60627), filed with the Securities and Exchange Commission on October 2, 1998.