Form 10-K405
period 1998-12-31
PACKAGED ICE INC
filed 1999-03-30
CIK 917731

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD _______________ TO _________________


                        COMMISSION FILE NUMBER 333-29357

                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $116.8 million as of March 15, 1999. The total number of shares of common stock, par value $0.01 per share, outstanding as of March 15, 1999 was 17,959,159.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III have been omitted from this report, since Packaged Ice, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A, which involves the election of directors. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Annual Report.

================================================================================

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                        PAGE
                                        -----

PART I

     Item 1.   Business..............    2

     Item 2.   Properties............    9

     Item 3.   Legal Proceedings.....   10

     Item 4.   Submission of Matters
     to a Vote of Security Holders...   10

PART II

     Item 5.   Market for
     Registrant's Common Equity and
     Related Stockholder Matters.....   11

     Item 6.   Selected Financial
     Data............................   14

     Item 7.   Management's
     Discussion and Analysis of
     Financial Condition and
                   Results of
     Operations......................   15

     Item 8.   Financial Statements
     and Supplementary Data..........   22

     Item 9.   Changes in and
     Disagreements with Accountants
     on Accounting and
                   Financial
     Disclosure......................   22

PART IV

     Item 14.  Exhibits, Financial
     Statement Schedules and Reports
     on Form 8-K.....................   22

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 70,000 customer locations in 26 states and the District of Columbia. The company has grown significantly since its incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, the company has completed 53 acquisitions of traditional ice companies, principally in the southern half of the United States. These acquisitions have enabled the company to enter new geographic regions, increase its presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers.

     The company predominantly operates in two business segments, ice products and non-ice operations. Ice products accounted for approximately 93.4% of revenues in 1998 and consist of the following two activities:

      o The manufacture and delivery of traditional ice from a central point of production to the point of sale; and

      o The installation of Ice Factories, the company's proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

     The company's other business segment, non-ice, consists of refrigerated warehousing, bottled water and the manufacturing and leasing of ice equipment. The majority of non-ice operations was acquired through acquisitions completed in 1998.

     At December 31, 1998, the company owned or operated 76 ice manufacturing plants, four manufacturing facilities for other than ice production (such as bottled water and manufacturing and leasing of ice equipment), 39 distribution centers and nine refrigerated warehouses. Including an installed base of 1,835 Ice Factories, the company had a combined, rated ice manufacturing capacity of approximately 13,600 tons of ice per day.

TRADITIONAL ICE MANUFACTURING

     The packaged ice industry is highly fragmented and is led by the company and several regional, multi-facility competitors. In addition, the industry includes numerous local and regional companies of varying size and competitive resources. Traditional ice manufacturers produce and package ice at centrally located facilities and normally distribute to a limited radius of approximately 100 miles from the point of production. Due to high product transportation and storage costs, the ice business has historically been a regional service business. As a result of geographic constraints, success in the ice business depends upon an efficient manufacturing and distribution system with high-density customer distribution routes in a region; high customer concentration within a market area; and the ability to ensure prompt and reliable delivery during peak seasonal months. Management believes that the company's consolidation of traditional ice manufacturers within a geographic region provides efficiencies in manufacturing and distribution largely due to higher density of customer sites and the flexibility to shift production among its manufacturing plants within a region. These efficiencies give the company an advantage over its competitors.

     The company believes that packaged ice products are purchased as needed by consumers and that such purchases are relatively price insensitive due principally to the low cost of the product and absence of substitute products. The industry is seasonal, characterized by peak demand occurring during the warmer months of May through September, with an extended selling season occurring in the southern United States. On a year-to-year basis, demand remains stable and is generally only adversely affected by abnormally cool or rainy weather within a region. Management believes that the company's geographic diversification helps mitigate the potential adverse impact of abnormal weather patterns in any particular market.

THE ICE FACTORY

     The Ice Factory is an automated system that is capable of producing, packaging and storing up to 40,000 bags of ice per year. It is most frequently used in high volume supermarkets and other commercial locations, such as construction staging areas and large manufacturing plants. The placement of the Ice Factory at customer locations is based upon a thorough review of each site, which primarily focuses on historical ice sales at the site. Also included in the site review is an analysis of the surrounding trade area, the level of overall retail activity, the level of direct competition and the proximity of the site to other Ice Factories. Upon completion of this review, the company makes a determination as to the viability of the location and whether single or multiple machines are required at the time of initial installation. The company maintains ownership of the machines and charges its customers for bags purchased and delivered. The company generally pays for all installation and maintenance costs, while the retailer provides and pays for the cost of utilities.

     The Ice Factory, when combined with traditional delivery methods, provides the company with numerous advantages compared to companies with only traditional ice manufacturing and delivery. Some of these advantages include:

      o A flexible delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from traditional ice manufacturing facilities;

      o The ability to redistribute production from the company's traditional ice facilities to new customers as well as satisfy seasonal peak demand at stores with Ice Factories; and

      o Higher operating margins, due to significantly reduced production, storage and distribution costs.

     An Ice Factory typically consists of one or more standard ice cubers, an ice merchandiser built to the company's specifications and a bagging machine. Lancer Corporation, a shareholder of the company, manufactures the bagging machine, the heart of the Ice Factory, under an exclusive original equipment manufacturing agreement. To guard against product contamination and satisfy consumer demand for high quality, sanitary ice, the Ice Factory has been engineered to meet all National Sanitation Foundation specifications for ice production, contains a patented automatic sanitizing system and is U.L. approved. The company has obtained patents on certain of the technologies used in the bagging device component of the Ice Factory. Management believes that these patents cover all patentable technology of a material nature currently being used in the bagging device.

BUSINESS STRATEGY

     The company's business strategy is to strengthen its position as the leading packaged ice company in North America and to increase revenues and profitability through an aggressive acquisition strategy, internal growth, margin enhancement and expansion into related businesses. Management believes that the company's size, national scope, industry experience, proven ability to complete and integrate acquisitions and its proprietary Ice Factory give it significant competitive advantages in pursuing its business strategy. These advantages have enabled the company to develop an efficient regional production and distribution network and to service national accounts through an expanded geographic presence. As a result, management believes the company competes effectively with smaller, local packaged ice companies. The key elements of the company's business strategy are to:

      o   Acquire traditional ice manufacturing companies;

      o   Exploit national market presence;

      o   Expand market presence through the Ice Factory;

      o   Enhance operating margins of existing and acquired businesses; and

      o   Leverage management expertise.

ACQUISITIONS

     The company's acquisition strategy is focused on expanding its traditional ice operations into new markets across the United States and increasing its presence in markets it currently serves. In substantially all acquisitions, the company requires the seller or its principal shareholders to enter into a covenant not to compete. In addition, the company seeks to retain key management of the acquired companies in most instances. Acquired traditional ice companies generally can be classified into one of two categories as follows:

      o MARKET LEADERS. As part of its strategy to expand its traditional ice operations into new markets and strengthen its national presence, the company focuses its acquisition efforts on companies with a leading market share position in an identified market area. These acquisitions may represent an initial entry into a geographic area, or, alternatively, be made subsequent to the placement of Ice Factories with key customer accounts in a region. Acquiring a leading competitor is designed to give the company (a) the critical mass required to provide a high level of service, (b) additional customer relationships for the potential placement of Ice Factories and (c) a platform to integrate tuck-in acquisitions.

      o TUCK-INS. Tuck-in acquisitions are smaller acquisitions intended to add incremental production and/or distribution capabilities in an established market. Since existing operations can be leveraged, substantial cost savings can be realized while generating incremental revenues and enhancing the company's market presence and ability to service customer accounts. If the tuck-in acquisition results in redundant ice manufacturing capacity, the related production equipment can be readily dismantled and redeployed to a region in need of additional capacity.

     Since April 1997, the company has completed 53 acquisitions. Significant acquisitions in 1998 included the purchase on July 31, 1998 of Cassco Ice & Cold Storage, Inc. for approximately $59 million in cash. Cassco is a leading regional producer and distributor of packaged ice products and an owner/operator of refrigerated warehouses in the Mid-Atlantic region. On April 30, 1998, the company acquired Reddy Ice Corporation from Suiza Foods Corporation for $180.8 million. Prior to the acquisition, Reddy had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. The company's acquisitions have provided it:

       o   Increased cash flow;

       o   A national scope to better service large customers;

       o Economies of scale and cost savings through the consolidation of redundant manufacturing and distribution facilities, and the consolidation of redundant administrative and selling functions; and

       o   Improved access to key markets and new customers.

DISTRIBUTION

     Due to high product transportation and shipping costs, the ice business has historically been a regional service business in which manufacturers produce and package ice at centrally-located facilities and distribute to a limited market radius of approximately 100 miles. Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, the company focuses on maintaining an efficient service, distribution and pricing system in each of its markets. The company delivers ice through both traditional distribution and the on-site Ice Factory system. The company believes that this unique combination of distribution platforms enables it to redistribute ice production efficiently from its traditional ice facilities to additional customers and to supplement Ice Factory production during seasonal peak demand.

     TRADITIONAL DISTRIBUTION. The company produces and bags ice at its centrally located manufacturing facilities and subsequently stores the ice or transports it directly to retail and commercial customers. To store ice inventory, the company owns or rents appropriate freezer space.

During the peak summer months, the company may lease additional trucks and purchase additional ice from other producers to maintain high service levels and customer goodwill.

     The company currently serves over 70,000 customer locations principally through, among other things, the use of its approximately 63,000 ice merchandisers (small cold storage boxes) that are installed at store locations. The company's recent growth has allowed it to develop an efficient production and distribution network by providing it with customer density, additional production capacity and dedicated distribution centers. Because of this increasing customer density, the company has improved routing efficiencies and reduced its transportation costs, which represents its largest cost component. In addition, the acquisition of additional production capacity in selected markets has allowed the company to avoid "stock outs" and lost sales during peak periods. Further, by acquiring dedicated distribution centers and refrigerated warehouse facilities, the company has reduced its storage costs. The company also sells to wholesale distributors, who resell the ice to retail customers.

     ICE FACTORY. By producing and bagging the ice at the customer's location, the Ice Factory reduces the company's distribution, labor and energy costs because retailers provide and pay for the cost of utilities. The transportation costs which are characteristic of traditional ice delivery are also eliminated by on-site production. As a result of these cost savings, management believes that the Ice Factory provides the company with superior operating margins in high volume locations compared to traditional ice delivery.

     The company believes that providing frequent, regular and reliable service and support is one of the most important elements in operating its Ice Factory network. In 1996, the company began the installation of remote communication systems between the Ice Factories and the company's national service center. This has enabled the company to monitor on-site inventories and usage, thereby enhancing service quality and efficiency. Additionally, in severe weather conditions, this technology provides instant information on the need for supplemental ice deliveries and allows rapid, cost-effective responses to each customer's product and servicing needs. Currently, approximately 400 Ice Factory systems, or about 20% of the installed base, have remote communication capability. The company has also implemented a routine route servicing system, using trained service representatives to perform regularly scheduled service procedures. In addition, the company maintains toll-free telephone support for responding to customer calls regarding repairs and maintenance.

ICE PRODUCTS

     The company markets its ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. The company produces its ice in cube, half-moon, cylindrical and crushed forms to satisfy customer demands. The company's primary ice product is cocktail ice packaged in seven and eight pound bags, which it sells principally to convenience stores and supermarkets. The company also sells cocktail ice in assorted bag sizes ranging from 20 to 40 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, the company sells block ice in 10 and 300 pound sizes, primarily to commercial, agricultural and industrial customers.

NON-ICE OPERATIONS

     The company also derives revenues from other goods and services including refrigerated warehousing, the manufacturing and sale of bottled water and manufacturing and leasing of ice equipment.

RAW MATERIALS

     The company has not experienced any material supply problems in the past with respect to its ice business. Except with respect to its water supply and electricity, the company is not dependent upon any single supplier for materials used in the manufacturing and packaging of its ice products. The company also uses large quantities of plastic bags. Bag usage for 1999 is expected to approximate 400 million bags. There are numerous plastic bag manufacturers throughout the United States with the capability of providing the company's plastic bag needs. Arrow Industries, Inc., a subsidiary of

ConAgra Corporation, and Bemis Company, Inc. currently manufacture the majority of plastic bags used by the company. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. The company historically has not attempted to pass through changes in the price of plastic bags; therefore, a large, abrupt change in the price of plastic bags could have a material adverse effect on the company's operating margins, although such adverse effects historically have been temporary. There can be no assurance that significant changes in plastic bag, electricity, fuel or other commodity prices would not have a material adverse effect on the company's business, results of operations and debt service capabilities.

CUSTOMERS

     The company markets its ice products to a broad range of customers, including supermarket chains, convenience stores, commercial users, agricultural buyers, resorts and restaurants, wholesale ice and food distributors and competitive producers and self-suppliers who experience supply shortages. The primary purchasers of the company's traditional ice products and users of its Ice Factory are retailers with no internal ice production capacity. Management believes that reasonable pricing, when combined with quality service, results in customer loyalty.

     The company has a diversified customer base, with its largest customer accounting for less than 5% of sales in 1998. In addition, the company has a geographically diversified customer base, with operations in 26 states throughout the southern half of the United States and the District of Columbia. Some of the company's regional and national accounts include Circle K, Wal-Mart, 7-Eleven, Texaco, Diamond Shamrock, Publix, Albertson's, Safeway, Vons, Winn-Dixie, HEB, L'il Champs, Randall's and Kroger. The company believes the geographic breadth of its customer base helps to protect it from the effects of adverse weather in a particular region, such as reduced sales due to abnormally cool or rainy conditions.

COMPETITION

     Competition in the packaged ice industry is based primarily on service, price and quality. To compete successfully, an ice manufacturer must be able to increase production and distribution capacity substantially on a seasonal basis while maintaining cost efficiency. Management believes that the company's high quality traditional production facilities, financial resources, high regional market share and associated route density and proprietary Ice Factory capability provide it with numerous competitive advantages. Management also believes that the company's geographic diversification and the advantages of the Ice Factory to high volume retailers have helped develop relationships with certain high volume, national supermarket chains and will continue to assist the company in its penetration of this market.

     The traditional packaged ice industry is highly competitive. In addition to the company's direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Because only one ice manufacturer typically serves a retail site, the company's ice products generally do not face competition within a particular store. The traditional packaged ice industry in the United States is led by the company and several regional, multi-facility competitors and includes, in addition, numerous local and regional companies of varying sizes and competitive resources.

INFORMATION SYSTEMS

     Internal information systems are critical to the company's ability to operate efficiently. The company is able to monitor individual manufacturing plant and Ice Factory performance on a daily basis through automated reporting systems. This information enables management to track profitability, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, the company is currently converting its accounting and financial reporting functions to the system Reddy Ice Corporation developed. This satellite-based system, which has been installed in all operating locations other than Cassco's, will facilitate centralized cash management, timely financial reporting, a consistent reporting format and improved inventory tracking. Cassco will be converted to the company's system in 1999.

INTELLECTUAL PROPERTY

     The company regards the Ice Factory as proprietary and relies primarily on a combination of patents, nondisclosure and confidentiality agreements and other copyright protection methods to secure and protect its intellectual property rights. The company holds or has exclusive rights to several patents relating to the Ice Factory. In addition, the company has developed or acquired a number of trademarks (both registered and common law) and trade names for use in its ice business, and holds licenses for the use of additional trademarks from third parties. Although the company's use of its trademarks has created goodwill and results in product differentiation, management does not believe that the loss of any of the company's trademarks would have a material adverse effect on its operations.

GOVERNMENT REGULATION

     The packaged ice industry is subject to various federal, state and local laws and regulations. These require the company, among other things, to obtain licenses for its business plants and machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding its plants and the Ice Factories and to control the quality and quantity of its ice continuously.

     The company's packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. The State of Florida has imposed additional requirements including (a) quarterly testing of the ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (b) specific requirements for keeping ice packaging operations separate from other activities and (c) labeling requirements for the bags used, including the name of the company and the net weight. Certain of the company's Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. The company believes that its facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that the company will be able to maintain such substantial compliance in the future.

     The company is subject to certain health and safety regulations including OSHA regulations. These regulations require the company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

ENVIRONMENTAL MATTERS

     The company's ice manufacturing and ice storage operations are subject to federal, state and local environmental laws and regulations. As a result, the company has the potential to be involved from time to time in administrative or legal proceedings relating to environmental matters. There can be no assurance that the aggregate amount of any environmental liabilities that might be asserted in any such proceeding will not be material. The company cannot predict the types of environmental laws or regulations that may be enacted in the future by federal, state or local governments; how existing or future laws or regulations will be interpreted or enforced; or what types of environmental conditions may be found to exist at its facilities. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by the company, some of which could be material.

     The company generates and handles certain hazardous substances in connection with the manufacture and storage of packaged ice. The handling and disposal of these substances and wastes is subject to federal, state and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. In addition, although the company has historically used freon refrigerants, which have been banned from production, several alternate unregulated refrigerants exist which have similar or better economic basis. The most prominent banned product used by the company was R-12 freon, which has been easily exchanged by the company's own qualified service personnel during the course of ordinary servicing of ice merchandising equipment. The company believes that the numerous, economically neutral refrigerants available assures that the ban will have little, if any, effect on the results of the company's operations.

     Certain of the company's current and former facilities are located in industrial areas and have been in operation for many years. As a consequence, it is possible that historical activities on these properties or current or historical activities on adjacent properties have affected properties that are currently or formerly owned by the company. As a result, additional environmental issues may arise in the future as a result of these activities, the precise nature of which the company cannot predict.

     The company thus may become liable for site contamination at properties currently or formerly owned by the company. Although such liability has not had a material adverse affect on the financial condition or operating results of the company in the past and management has no knowledge of claims that could be expected to have a material adverse affect on its financial condition or operations, there can be no assurance that the company will not incur significant costs in connection with historical handling or disposal of such substances and wastes.

EMPLOYEES AND LABOR RELATIONS

     At December 31, 1998, the company employed approximately 2,057 employees, of which 13 were represented by a union or were subject to a collective bargaining agreement. The company generally has not experienced difficulty in meeting its seasonal employment needs. The company has never experienced a work stoppage due to labor difficulties, and management believes its relationship with its employees is good.

YEAR 2000

     The company is exposed to the risk that the year 2000 issue could cause system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During 1998, the company undertook a corporate-wide initiative designed to assess the impact of the year 2000 issue on software and hardware utilized in the company's operations, including information technology infrastructure ("IT") and embedded manufacturing control technology ("Non-IT").

     The company's initiative is to be conducted in three phases: assessment, implementation and testing. During the assessment phase, the company completed a comprehensive inventory of IT and Non-IT systems and equipment. Many of the company's IT systems include hardware and packaged software purchased from large vendors who have represented that these systems are already year 2000 compliant. However, the company has determined that it will be necessary to modify portions of its financial and accounting software. The company believes that its Non-IT systems, which include the Ice Factory, are not at risk to the year 2000 issue.

     The company believes that with modifications to its existing software, the year 2000 issue can be mitigated and expects to complete the implementation of this remediation by April 1999. However, if such modifications are not made, or are not completed timely, the year 2000 issue could have a material impact on the company's operations. The company plans to complete the testing of the year 2000 modifications during the third quarter of 1999. The company has not established a contingency plan but intends to formulate one to address unavoidable risks, and it expects to have the contingency plan formulated by mid-1999.

     The company does not currently rely on the IT systems of other companies; however, failure of the company's suppliers or its customers to become year 2000 compliant might have a material impact on the company's operations. The company intends to continue to pursue an acquisition strategy, and as a result, there can be no assurance that the IT systems being used by an acquired company will be compliant with the year 2000 issue or that any such conversion or failure to convert an acquired system would not have an adverse effect on the company.

     The company's efforts with respect to the year 2000 issue have been handled internally by management and other company employees. Costs of developing and carrying out this initiative are being funded from the company's operations and have not represented a material expense to the company. The company has not completed its assessment but currently believes that the costs of addressing the year 2000 issue should not be significant and should not have a material adverse impact on the company's financial condition.

GENERAL ECONOMIC TRENDS AND SEASONALITY

     The company's results of operations are generally affected by the economic trends in its market area but results to date have not been impacted by inflation. If an extended period of high inflation is encountered, the company believes that it will be able to pass on its higher costs to its customers.

     The ice business is highly seasonal. The company experiences seasonal fluctuations in its net sales and profitability with a disproportionate amount of the company's net sales and a majority of its net income typically realized in its second and third calendar quarters. The company believes that over 60% of its revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of its revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, the company will most likely experience lower profit margins and possibly experience losses during the first and fourth calendar quarters. In addition, because the company's operating results depend significantly on sales during its peak season, the company's quarterly results of operations may fluctuate significantly as a result of adverse weather during this period if the weather is unusually cool or rainy. Because inclement weather such as the type caused by the "El Nino" weather phenomenon is believed to be a primary cause for decreased volume in the ice industry, the company could be adversely affected by this and other weather phenomena.

ITEM 2.  PROPERTIES

     The company maintains its principal executive offices in Houston, Texas, where it leases approximately 13,050 square feet of space. The lease expires on April 30, 2001. At December 31, 1998, the company owned or leased 76 manufacturing plants, four manufacturing facilities for other than ice production (such as bottled water and manufacture and leasing of ice equipment), 39 distribution plants and nine refrigerated warehouses. Including an installed base of 1,835 Ice Factories, the company had a combined, rated ice manufacturing capacity of approximately 13,600 tons per day. In addition, the company has regional service centers for its Ice Factories located throughout its market areas.

     Certain manufacturing and distribution facilities may be permanently closed in conjunction with the company's continuing acquisition integration plans, while others may be closed on a seasonal basis depending upon production demand. The following is a list of the current facilities.

                                                                                                          TRADITIONAL
                                                                                                         MANUFACTURING
                                           NO. OF        MANUFACTURING       NO. OF       NO. OF COLD      CAPACITY
                                        MANUFACTURING     OTHER THAN      DISTRIBUTION      STORAGE       (RATED TONS
                                         FACILITIES      PRODUCTION(1)     FACILITIES     FACILITIES       PER DAY)
                                        -------------    -------------    ------------    -----------    -------------
Alabama..............................          4                1                2             --               492
Arkansas.............................          2               --                4             --               240
Arizona..............................          5               --                1              1             1,136
California...........................          4               --               --              1               487
Colorado.............................          1               --               --              1               200
Florida..............................         11                2                3             --             1,797
Georgia..............................          4               --                5             --             1,199
Louisiana............................          4               --                4             --               794
Mississippi..........................          1               --                1              1                60
Maryland.............................          1               --               --             --                 9
New Mexico...........................          1               --                1             --               160
Nevada...............................          1               --               --             --               140
North Carolina.......................         --               --               --              1                 0
Oklahoma.............................          4               --                1             --               500
Tennessee............................          5                1               --             --               304
Texas................................         19               --               13             --             3,290
Utah.................................          1               --               --             --               120
Virginia.............................          6               --                4              3               912
West Virginia........................          1               --                0              1               120
Washington, D.C......................          1               --               --             --                98
                                             ---              ---              ---            ---        -------------
     Total...........................         76                4               39              9            12,058
                                             ===              ===              ===            ===        =============

------------

(1) Includes manufacturing facilities for other than production of ice, such as bottled water and manufacture and leasing of ice equipment.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1998, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1998, the company's common stock was not registered pursuant to the Exchange Act and was not publicly traded. The company's common stock began trading on the Nasdaq National Market System under the symbol
"ICED" upon the pricing of the company's initial public offering in January 1999. On March 15, 1999, the closing sales price of the common stock as reported by Nasdaq was $7.50 per share. As of March 15, 1999, the company had approximately 140 shareholders of record. Management estimates that there were approximately 2,470 beneficial holders of the company's common stock as of March 15, 1999.

     The company has never declared or paid any cash dividends on its common stock. In addition, provisions of the company's revolving credit facility, the 10% exchangeable preferred stock and, in some instances, the 9 3/4% senior notes prohibit the company from paying dividends. Further, the company intends to retain any future earnings to fund growth. Accordingly, the company does not anticipate paying any cash dividends in the foreseeable future.

     The following information relates to sales and other issuances by the company within the past three fiscal years of company securities, the sales and issuances of which were not registered pursuant to the Securities Act. Unless otherwise indicated, all of the following issuances were exempt from registration under Section 4(2) of the Securities Act.

     On January 17, 1997, the company issued 124,831 shares of Series B convertible preferred stock to The Food Fund Limited Partnership, Norwest Equity Fund V and an accredited investor for an aggregate cash consideration of $757,761. All of the shares of Series B convertible preferred stock were converted into common stock upon the close of the initial public offering at a conversion price of $6.07 per share.

     On February 18, 1997, the company issued 6,000 shares of common stock to an employee for an aggregate cash consideration of $45,000.

     On April 17, 1997, the company issued a total of 955,000 shares of common stock valued at $10 per share to the former shareholders of Southwest Texas Packaged Ice, Inc., Mission Party Ice, Inc. and Southwestern Ice, Inc. as partial consideration for the company's acquisition of Southwest Texas Packaged Ice, Inc., Mission Party Ice, Inc. and Southwestern Ice, Inc. On the same day, the company issued $50 million of 12% senior notes due 2004 with detachable warrants to purchase 511,885 shares of common stock for $0.01 per share. In connection with such issuance, the company issued warrants to purchase 127,972 shares of common stock for $0.01 per share to Jefferies & Company, Inc., the initial purchaser of 12% senior notes, as partial consideration for its services.

     On May 22, 1997, in connection with its acquisition of various assets of The Pipkin Company d/b/a The Ice Company, the company issued a total of 2,500 shares of common stock valued at $10 per share to H.O. Pipkin and Joy E. Pipkin as partial consideration for the acquisition. On the same day, the company issued 18,271 shares of common stock to James M. Raines in exchange for the return of warrants entitling James M. Raines to purchase 43,296 shares of common stock at an exercise price of $5.78 per share. This issuance to Mr. Raines was exempt from registration under Section 3(a)(9) of the Securities Act.

     On May 30, 1997, as partial consideration for its acquisition of various assets of Apache Ice Company, the company issued 4,500 shares of common stock valued at $10 per share to an accredited investor.

     On June 2, 1997, the company issued 2,628 shares of common stock to Lancer Corporation for an aggregate cash consideration of $26,280.

     On July 17, 1997, the company issued 300,000 shares of common stock to Silver Brands Partners, L.P. for an aggregate cash consideration of $3 million. In connection with such issuance and without additional consideration, the company also issued a warrant to purchase up to 100,000 shares of common stock for $14 per share.

     On August 21, 1997, as partial consideration for its acquisition of various assets of Whitted Ice Service, the company issued a total of 15,411 shares of common stock valued at $10 per share to the former shareholders of Whitted Ice Service.

     On September 3, 1997, the company issued a total of 15,000 shares of common stock valued at $10 per share to the former shareholders of First Ice Company and Codorus Leasing Company as partial consideration for the company's acquisition of both First Ice Company and Codorus Leasing Company.

     On September 4, 1997, as partial consideration for its acquisition of various assets of A-Alaska Ice, Inc., the company issued a total of 56,500 shares of common stock to A-Alaska, Inc.

     On September 10, 1997, the company issued a total of 15,000 shares of common stock, valued at $10 per share, to the former shareholders of McGehee-Neutze, Inc. as partial consideration for the company's acquisition of McGehee-Neutze, Inc.

     On September 12, 1997, the company issued a total of 51,000 shares of common stock valued at $10 per share to the former shareholders of Century Ice of Tulsa, Inc. and Ice Cold Enterprises, Inc. as partial consideration for the company's acquisition of both Century Ice of Tulsa Inc. and Ice Cold Enterprises, Inc.

     On September 27, 1997, as partial consideration for its acquisition of various assets of A-Arctic Inc, the company issued to Donald S. Olsen and Christopher S. Olsen a total of 30,000 shares of common stock valued at $10 per share.

     On October 16, 1997, the company issued to Jefferies & Company, Inc., the initial purchaser, $25 million of 12% senior notes due 2004 with detachable warrants to purchase 255,943 shares of common stock for $0.01 per share, for an aggregate of $25 million in cash. This issuance was exempt from registration under Rule 144A of the rules promulgated under the Securities Act.

     On October 19, 1997, as partial consideration for its acquisition of various assets of Ed's Refrigeration, Inc., the company issued to Edmond Paques and True Dee Paques a total of 10,000 shares of common stock valued at $10 per share.

     On October 27, 1997, the company issued a total of 127,800 shares of common stock valued at $10 per share to the former shareholders of Central Arkansas Cold Storage, Inc. and Golden Eagle Ice Company as partial consideration for the company's acquisition of both Central Arkansas Cold Storage, Inc. and Golden Eagle Ice Company.

     On December 2, 1997, the company issued to Culligan Water Technologies, Inc. 100,000 shares of 10% exchangeable preferred stock, 40 shares of Series C preferred stock, and warrants, having an exercise price of $13 per share, to purchase 1,807,692 shares of common stock, for an aggregate of $10 million. On the same date, the company issued to an accredited investor 15,000 shares of 10% exchangeable preferred stock, 6 shares of Series C preferred stock and warrants to purchase an aggregate of 115,385 shares of common stock, for an aggregate of $1.5 million. The 10% exchangeable preferred stock may be exchanged for subordinated notes in an aggregate principal amount equal to the liquidation preference of the shares exchanged.

     On December 15, 1997, the company issued to Culligan 135,000 shares of 10% exchangeable preferred stock and 54 shares of Series C preferred stock for an aggregate purchase price of $13.5 million.

     On January 15, 1998, the company issued 4,500 shares of common stock for an aggregate cash consideration of $27,990 and issued 1,800 shares of common stock for an aggregate cash consideration of $12,150 upon exercise of options by a former employee. These issuances were exempt from registration under Section 3(a)(9) of the Securities Act.

     On January 28, 1998, the company issued to Jefferies & Company, Inc., the initial purchaser, $145 million of 9 3/4% Series A senior notes due 2005.

     On February 6, 1998, the company issued 10,000 shares of common stock, valued at $10 per share, to the former shareholders of Fiesta Fun Ice Co. as partial consideration for the company's acquisition of Fiesta Fun Ice Co.

     On February 13, 1998, the company issued a total of 188,308 shares of common stock valued at $13 per share to the former shareholders of Scianna's Party Ice, Inc. as partial consideration for the company's acquisition of Scianna's Party Ice, Inc.

     On March 5, 1998, the company issued a total of 38,460 shares of common stock valued at $13 per share to the former shareholders of Party Time Ice, Co. as partial consideration for the company's acquisition of Party Time Ice, Co.

     On March 6, 1998, the company issued a total of 91,565 shares of common stock valued at $13 per share to the former shareholders of J.P. Albert Ice, Co., as partial consideration for the company's acquisition of J.P. Albert Ice, Co.

     On March 11, 1998, the company issued to Arthur Biggs, Charlotte Biggs and other accredited investors a total of 379,619 shares of common stock valued at $10 per share as partial consideration for the company's acquisition of Artic Ice Corporation.

     On March 24, 1998, the company issued a total of 192,308 shares of common stock valued at $13 per share to the former shareholders of Anniston Ice & Coal Company, Inc. as partial consideration for the company's acquisition of Anniston Ice & Coal Company, Inc.

     On April 30, 1998, the company issued to Jefferies & Company, Inc., the initial purchaser, $125 million of 9 3/4% Series A senior notes due 2005. On the same date, the company issued to Ares and SV 400,000 shares of Series A 13% preferred stock and warrants to purchase 975,752 shares of common stock for an aggregate cash consideration of $40 million.

     On June 30, 1998, the company issued to Tim D. Davis a warrant to purchase 15,000 shares of common stock at an exercise price of $15 per share as partial consideration for the company's acquisition of Clinton Ice Company, Inc.

     On July 29, 1998, the company issued 3,000 shares of common stock valued at $10 per share to Carroll E. Summers, Jr. as partial consideration for the company's acquisition of a certain tract of real property located in Laredo, Texas.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and dates indicated, selected consolidated data derived from the company's audited consolidated financial statements. The following information should be read in conjunction with the consolidated financial statements of the company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                        YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                        1998(1)      1997(2)      1996       1995       1994
                                        --------     --------   ---------  ---------  ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
    Revenues.........................   $179,062     $ 28,981   $   4,427  $   2,830  $     784
    Cost of sale.....................    108,276       18,724       2,035      1,251        352
                                        --------     --------   ---------  ---------  ---------
    Gross profit.....................     70,786       10,257       2,392      1,579        432
    Operating expenses...............     31,741        7,636       1,981      1,515        974
    Depreciation and amortization
      expense........................     20,729        5,130       1,456        751        224
    Other income (expense)...........        803          655         185         75         69
    Interest expense.................    (24,705)      (6,585)       (130)       (76)       (25)
    Extraordinary loss on
      refinancing....................    (17,387)       --         --         --         --
                                        --------     --------   ---------  ---------  ---------
    Net loss.........................   $(22,973)    $ (8,439)  $    (990) $    (688) $    (722)
                                        ========     ========   =========  =========  =========
    Net loss to common
      shareholders...................   $(28,891)    $ (8,637)  $    (990) $    (688) $    (722)
                                        ========     ========   =========  =========  =========
Loss per Basic and Diluted Share of
  Common Stock(3):
    Net loss before extraordinary
      item Attributable to common
      shareholders...................   $  (2.35)    $  (2.40)  $   (0.35) $   (0.26) $   (0.28)
    Extraordinary item...............      (3.56)       --         --         --         --
                                        --------     --------   ---------  ---------  ---------
    Net loss attributable to common
      shareholders...................   $  (5.91)    $  (2.40)  $   (0.35) $   (0.26) $   (0.28)
                                        ========     ========   =========  =========  =========
Weighted Average Common Shares
  Outstanding:
    Basic and diluted................      4,886        3,600       2,826      2,682      2,615
Other Financial Data:
    Cash flows -- operating
      activities.....................   $ 16,320     $ (3,292)  $   1,094  $     148  $    (647)
    Cash flows -- investing
      activities.....................   (314,788)     (61,541)     (5,925)    (2,961)    (3,497)
    Cash flows -- financing
      activities.....................    287,070       79,488       3,968      3,034      4,897
    EBITDA(4)........................     39,848        3,276         596        139       (473)
    Capital expenditures(5)..........     22,830       10,765       5,745      2,717      2,999
Balance Sheet Data:
    Total assets.....................   $440,257     $122,300   $  11,523  $   8,050  $   5,513
    Total long term obligations......    338,150       67,501       3,582        211        566
    Total exchangeable preferred
      stock..........................     66,546       25,198      --         --         --
    Total preferred stock with put
      redemption option..............      3,223        3,223       2,497      2,497     --
    Total common stock with put
      redemption option..............      1,972        1,972       1,972      1,972     --
    Total shareholders' equity.......      1,300       15,819       1,597      2,582      4,427

------------

(1) Reflects acquisitions made by the company during 1998, including Reddy Ice Corporation and Cassco Ice & Cold Storage, Inc. Acquisitions made in 1998 previously reported annual revenues of approximately $149 million.

(2) Reflects acquisitions made by the company during 1997, including Mission Party, Ice., Southwest Texas Packaged Ice, Inc. and Southwestern Ice, Inc. Acquisitions made in 1997 previously reported annual revenues of approximately $47 million.

(3) Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is antidilutive.

(4) EBITDA represents earnings before interest, income taxes, depreciation, amortization and extraordinary items. The company has included EBITDA data (which are not measures of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered by an investor as alternatives to net income, as indicators of the company's operating performance or as alternatives to cash flow as measures of liquidity. EBITDA may not be comparable to similarly captioned items presented by other companies.

(5) Excludes expenditures used to acquire traditional ice businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED HISTORICAL FINANCIAL DATA," AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO AND OTHER INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

GENERAL

     The company views the manufacture and distribution of ice through traditional ice manufacturing and through the Ice Factory as its predominant business segment. The company's other business segment, non-ice, consists of refrigerated warehousing, bottled water and the manufacturing and leasing of ice equipment. The majority of non-ice operations were acquired through acquisitions completed in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     REVENUES. Revenues increased $150.1 million, from $29.0 million for the year ended December 31, 1997 to $179.1 million for the year ended December 31, 1998. Revenues increased $134.2 million as a result of revenue contributed by traditional ice companies, $5.0 million due to the placement of additional Ice Factories and $10.9 million due to non-ice operations. The increase in traditional ice and non-ice operations primarily was due to acquisitions. Additionally, unprecedented hot, dry weather during the 1998 summer period throughout the southeastern portion of the United States and Texas resulted in greater sales than during 1997 and more than offset the shortfall of sales experienced during the first quarter of 1998.

     COST OF SALES. Cost of sales increased $89.6 million, from $18.7 million for the year ended December 31, 1997 to $108.3 million for the year ended December 31, 1998. This increase was primarily due to acquisitions. To a lesser extent, ice operations increased due to additional costs directly related to the cumulative effect of the unprecedented heat experienced during the 1998 summer period. Such additional costs included the cost of purchasing ice from third parties and transporting both purchased and company-produced ice into regions that were unable to meet demand with local capacity. The cost of sales as a percentage of revenues decreased from 64.6% to 60.5%. This relative decrease primarily was due to improvements in operating efficiencies that the company has experienced during the integration of acquisitions.

     GROSS PROFIT. Gross profit increased $60.5 million, from $10.3 million for the year ended December 31, 1997, to $70.8 million for the year ended December 31, 1998. This increase primarily resulted from acquisitions completed during 1998. As a percentage of revenues, gross profit from ice operations increased from 35.0% to 39.8%. Gross profit on non-ice operations was approximately 34.7% during 1998.

     OPERATING EXPENSES. Operating expenses increased $24.1 million, from $7.6 million for the year ended December 31, 1997, to $31.7 million for the year ended December 31, 1998. This increase primarily was due to acquisitions completed during 1998. As a percentage of revenues, operating expenses for ice operations decreased from 25.9% to 17.7%. This decrease was due to greater efficiencies realized by the company, as its general and administrative expenses were spread over the larger base of revenues that resulted from the company's acquisitions. Operating expenses as a percentage of revenues for non-ice operations was approximately 15.9% during 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $15.6 million, from $5.1 million for the year ended December 31, 1997, to $20.7 million for the year ended December 31, 1998. Although goodwill and other intangibles increased from $55.2 million in 1997 to $247.9 million in 1998, the increase in depreciation and amortization was primarily due to property additions as a result of acquisitions of traditional ice companies. As a percentage of revenues, depreciation and amortization decreased from 17.7% to 11.6%. This decrease was due primarily to the lower historical depreciation and amortization percentages of traditional ice and non-ice businesses the company has acquired, as compared to Ice Factories. These percentages also reflect the longer estimated useful lives of traditional ice and non-ice plant and equipment, as compared to Ice Factories.

     INTEREST EXPENSE. Interest expense increased $18.1 million, from $6.6 million for the year ended December 31, 1997, to $24.7 million for the year ended December 31, 1998. This increase was a result of higher levels of debt outstanding during 1998, resulting from the debt financing used in connection with the company's 1998 acquisition program.

     EXTRAORDINARY LOSS ON REFINANCING. During the first quarter of 1998, simultaneously with the issuance of the 9 3/4% senior notes and in conjunction with the repurchase of $75 million of Series B notes and Series C notes, the company recorded an extraordinary loss on refinancing of $17.4 million for such debt extinguishment, which related to the write-off of the debt discount, associated redemption premiums and issuance costs.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES. Revenues increased $24.6 million, from $4.4 million for the year ended December 31, 1996, to $29.0 million for the year ended December 31, 1997. Revenues increased $2.7 million due to the placement of additional Ice Factories and $21.9 million as a result of revenues contributed by acquisitions made in 1997.

     COST OF SALES. Cost of sales increased $16.7 million, from $2.0 million for the year ended December 31, 1996, to $18.7 million for the year ended December 31, 1997. This increase was due to the closing of acquisitions made in 1997. The cost of sales as a percentage of revenues increased from 46.0% to 64.6%. This increase reflects the higher cost associated with traditional ice production as compared to the Ice Factory.

     GROSS PROFIT. Gross profit increased $7.9 million, from $2.4 million for the year ended December 31, 1996, to $10.3 million for the year ended December 31, 1997. Acquisitions the company completed in 1997 contributed $7.2 million of the increase in gross profit. As a percentage of revenues, gross profit decreased from 54.0% to 35.4%. Gross margins decreased because of the higher cost of sales reflected in the traditional ice businesses acquired in 1997. Traditional ice companies have higher costs of sales than the costs associated with the on-site manufacturing and delivery of the Ice Factory.

     OPERATING EXPENSES. Operating expenses, exclusive of depreciation and amortization, increased $5.6 million, from $2.0 million for the year ended December 31, 1996, to $7.6 million for the year ended December 31, 1997. As a percentage of revenues, operating expenses decreased from 44.7% to 26.3%. This decrease was due to greater efficiencies realized by the company as its general and administrative expenses were spread over the larger base of revenues resulting from the acquisitions completed in 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.6 million, from $1.5 million for the year ended December 31, 1996, to $5.1 million for the year ended December 31, 1997. As a percentage of revenues, depreciation and amortization decreased from 32.9% to 17.7%. This decrease was due primarily to the lower historical depreciation and amortization percentages resulting from the acquisitions the company completed in 1997. These percentages reflect the longer estimated useful lives of traditional ice plant and equipment as compared to Ice Factories. This decrease more than offset the increase related to the amortization of goodwill resulting from such acquisitions.

     INTEREST EXPENSE. Interest expense increased $6.5 million, from $0.1 million for the year ended December 31, 1996, to $6.6 million for the year ended December 31, 1997. This increase was a result of higher levels of debt outstanding during 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The company generates cash from the sale of packaged ice through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to retail locations when needed, and through Ice Factories, which manufacture, package and store ice in retail locations. The company's primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to manufacturing and installing additional Ice Factories and replacing and modernizing the company's other capital equipment and (e) acquisitions.

     Capital expenditures for 1999 are estimated to total an aggregate of approximately $29.1 million, $18.9 million of which will be to maintain and expand traditional ice facilities and, based on current installation plans, approximately $10.2 million will be for the purchase and installation of Ice Factories. There can be no assurance that capital expenditures will not exceed this estimate.

     During 1998, the company continued its acquisition strategy, acquiring traditional ice companies at a cost of approximately $305 million. These acquisitions were financed primarily with the proceeds of debt issuance and amounts available under the company's revolving credit facility and to a lesser extent with common stock.

     The company believes that it will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At December 31, 1998, the company had a working capital of approximately $0.4 million and had approximately $3.4 million of cash and cash equivalents and $12.1 million available under the working capital loan of the revolving credit facility.

     At December 31, 1998, the company had approximately $338.2 million of long term debt outstanding as follows:

       o   $270 million of 9 3/4% senior notes due 2005;

       o $67.5 million outstanding under the company's revolving credit facility; and

       o   $0.7 million of other debt, net of debt discount.

     The company's revolving credit facility provides for a $80 million line of credit consisting of a $15 million revolving working capital loan and a $65 million revolving acquisition loan. At December 31, 1998, the company had $2.9 million (including approximately $0.4 million supporting letters of credit) outstanding under the working capital loan and $65 million outstanding under the acquisition loan. The revolving credit facility bears interest per annum, at the company's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. The amounts under the acquisition loan will be due beginning June 30, 2000 in 12 equal quarterly installments.

     Covenants contained in the revolving credit facility and the indenture governing the 9 3/4% senior notes require the company to meet certain financial tests, and other restrictions limit the company's ability to pay dividends, borrow additional funds or to acquire or dispose of assets. The revolving credit facility is secured by all of the company's assets and the capital stock of all of the company's significant subsidiaries. The 9 3/4% senior notes are generally unsecured obligations of the company and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and PARI PASSU to all senior indebtedness of the company. The 9 3/4% senior notes are effectively subordinated to the revolving credit facility.

     On February 3, 1999, the company completed its initial public offering of 10,750,000 shares of common stock at $8.50 per share. The net proceeds of the sale of approximately $85 million were applied as follows: (i) $43.6 million to repurchase the company's 13% exchangeable preferred stock (including repurchase premium) plus accrued and unpaid dividends, (ii) $39.5 million to pay amounts outstanding under the working capital loan and the acquisition loan of the revolving credit facility and (iii) approximately $1.9 million of estimated expenses related to the offering.

     In connection with this offering of common stock, the registration rights underlying the put redemption feature on the 420,000 share of common stock with put redemption option were satisfied. In addition, the holders of the Series A and Series B preferred stock with put redemption option exercised their respective conversion features to obtain 450,000 and 124,831 shares of common stock, respectively.

     The company expects to continue acquiring traditional ice companies using a combination of cash and common stock. There can be no assurance that acquisitions based upon the company's criteria can be obtained or funds will be available in sufficient amounts to finance such acquisitions. In connection with such acquisitions, the company intends to file an "acquisition shelf" registration statement to register the sale of up to five million shares of common stock.

     Although the company has periodically reported negative cash flows from operations on a historical basis, the company has experienced a significant increase in positive cash flow from operations attributable to the acquisitions. The company believes that its overall treasury management of cash on hand and available borrowings under the revolving credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements and satisfy working capital and general corporate needs.

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

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

     Statements made in this Form 10-K, other than statements of historical facts, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders in the course of presentations about our company, constitute "forward-looking statements". We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our company's actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

       o   General economic trends and seasonality;

       o   Substantial leverage and ability to service debt;

       o   Availability of credit facilities and restrictive covenants;

       o Risks associated with acquisition and failure to integrate acquired businesses;

       o   Availability of capital sources; and

       o   Competition.

     You should not unduly rely on these forward-looking statements as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed elsewhere in this report.

RISK FACTORS

     WE HAVE SIGNIFICANT DEBT AND MAY NOT BE ABLE TO MEET OUR DEBT
OBLIGATIONS. We have financed much of our acquisition activities through the incurrence of debt, and consequently, we have substantial debt service requirements. At December 31, 1998, the company's total indebtedness was approximately $338 million. Our high level of debt could have important consequences to the company. Important factors to consider are:

      o A substantial portion of our cash flow must be dedicated to paying interest and principal. This reduces the level of cash flow available to fund planned capital expenditures, acquisitions and working capital. If we are unable to generate enough cash flow to make debt service payments, we may be required to (a) seek additional debt or equity financing, (b) refinance or restructure all or a portion of our debt, (c) sell selected assets or (d) reduce or delay planned capital expenditures. There can be no assurance that we could accomplish any of these measures;

      o The indentures that govern the 9 3/4% senior notes and the credit agreement for our revolving credit facility require us to meet financial tests. Additionally, there are other restrictions that limit our ability to pay dividends, borrow additional funds or to dispose of assets. These covenants and restrictions may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition activities; and

      o Our high level of debt increases our risk to unfavorable changes in general economic, industry and competitive conditions.

     ACQUISITIONS CAN ADVERSELY EFFECT OUR PERFORMANCE. Our growth strategy, which includes acquiring other companies and product lines, exposes the company to risks outside the ordinary course of business. After an acquisition, we must devote significant management resources integrating the newly acquired company or assets, which could adversely effect our existing business. We also could have lower income and cash flow in the short term while the newly acquired company or assets are being integrated into the company, particularly if the acquisition occurs during the fall and winter seasons when sales activities are low. In addition, if the integration of the new company or assets does not work as expected, we could be adversely affected over the longer term. Further, if we acquire an operating business, we may incorrectly value the business, or we may be subject to liabilities that were not discovered in the investigation before the acquisition.

     THE ICE BUSINESS IS SEASONAL. We experience seasonal fluctuations in our sales and profitability with a disproportionate amount of our sales and a majority of our net income typically realized in the second and third calendar quarters when the weather is generally warmer. As a result of these seasonal revenue declines and the lack of a corresponding decrease in expense during the first and fourth quarters, we will experience lower profit margins and possibly experience losses during these periods. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations during these periods may fluctuate significantly if the weather is unusually cool or rainy.

     OUR FUTURE GROWTH IS LARGELY DEPENDENT ON OUR ABILITY TO CONTINUE TO ACQUIRE OTHER COMPANIES. Continued expansion of the company's business is dependent upon the company's ability to acquire other companies, assets and product lines that either complement or expand our existing business. There can be no assurance that we will be able to continue to identify additional suitable acquisition opportunities or successfully complete acquisitions in the future.

     THE MARKET VALUE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED IF WE CONTINUE TO REPORT SUBSTANTIAL NET OPERATING LOSSES. Since the company was formed in 1990, we have reported substantial net operating losses. This has been due primarily to the following:

      o Increased interest expense associated primarily with our 9 3/4% senior notes and debt under our revolving credit facility, which we have incurred to finance our acquisition program; and

      o Substantial depreciation and amortization associated with (a) the amortization of goodwill and other intangible assets associated with our acquisitions and (b) depreciation of capital expenditures.

     As of December 31, 1998, we had an accumulated deficit of $34.5 million. We intend to continue an aggressive acquisition strategy. If we continue to use a high proportion of cash or debt to finance acquisitions, it is likely that we will continue to report substantial increases in interest expense and in depreciation and amortization, and there can be no assurance we will be profitable in the future.

     The market price of our common stock may fluctuate widely, depending on many factors, including:

      o   The perceived prospects of the company and the ice industry;

      o Differences between our actual financial and operating results and those expected by investors and analysts;

      o   Changes in analysts' recommendations or projections;

      o   General economic or market conditions; and

      o   Broad market fluctuations.

     SHARE PRICE MAY DECLINE BECAUSE OF SHARES ELIGIBLE FOR FUTURE SALE. Share price may decline because of shares eligible for future sale. The sales of a substantial number of shares of our common stock in the open market could adversely affect the price of our common stock and impede our ability to raise capital by issuing more equity securities. As of March 15, 1999, holders of restricted common stock owned 7,209,159 shares, representing approximately 40.1% of the outstanding common stock. If these holders were to sell their shares, it could adversely affect the trading price of our common stock. In addition, a total of 2,979,423 shares of common stock have been reserved for issuance upon the exercise of outstanding warrants at exercise prices of $0.01 per share to $15.00 per share (and a weighted average exercise price of $9.71 per share).

     THE ICE BUSINESS IS HIGHLY COMPETITIVE. The company's business is highly competitive. We face many competitors in the areas in which we operate, including other ice manufacturers, convenience and grocery retailers that operate captive commercial ice plants and retailers that manufacture and package ice at store locations. Competition exists primarily on a regional basis, with service, price and quality being the principal competitive factors. Two competitive factors that could have a material adverse effect on the company's operations are:

      o A significant increase in on-site manufacturing and packaging of ice by operators of large retail chains we serve; and

      o The successful roll out by a competitor of a machine that duplicates the function of our Ice Factory, a proprietary, self-contained system that produces, bags and stores ice at the point of sale.

     CHANGES IN THE PRICE OF CERTAIN RAW MATERIALS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We use large quantities of water and energy when manufacturing and storing company products. If the prices for these resources should increase, we could experience sudden and significant increases in our costs that we may be unable to pass along to our customers. We also use large quantities of plastic bags. In the past, prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. We have not attempted to pass through changes in the price of plastic bags; therefore, a large, abrupt change in the price of plastic bags could have a material adverse effect on the company's operating margins. There can be no assurance that significant changes in plastic bag, water, electricity, fuel or other commodity prices would not have a material adverse effect on our business, results of operations and our ability to service debt.

     WE DEPEND ON A SINGLE MANUFACTURER FOR THE PROPRIETARY BAGGING DEVICE USED IN THE ICE FACTORY. Our proprietary bagging device used in the Ice Factory is manufactured by Lancer Corporation under an exclusive original equipment manufacturing agreement. This device is highly technical in nature, and there can be no assurance that we would quickly locate, or ever locate, alternative sources of supply for the bagging device if Lancer was unable to meet our obligations.

     ACQUISITIONS CAN RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLE ASSETS AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF
OPERATIONS. Acquisitions often result in the recording of goodwill and other intangible assets. As of December 31, 1998, goodwill and other intangible assets represented 54.7% of total assets and exceeded shareholders' equity by $239.5 million. Generally accepted accounting principles requires that goodwill and other intangible assets be amortized over the period benefited. Management has determined that for the majority of these assets this period is to be no less than 40 years. If, however, we were required to amortize goodwill and other intangibles over a shorter period of time, current earnings would be reduced.

     DEPENDENCE ON KEY PERSONNEL. The future success of our business is dependent in part on the efforts and skills of certain key members of management, including (a) James F. Stuart, Chairman of the Board and Chief Executive Officer, (b) A.J. Lewis III, President and (c) Jimmy C. Weaver, Executive Vice President and Chief Operating Officer. The loss of any of our key members of management could have an adverse effect on the company. The company has entered into employment agreements with Messrs. Stuart, Lewis and Weaver.

     WE MAY BE REQUIRED TO DEVOTE SUBSTANTIAL RESOURCES TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS. Our ice manufacturing and ice storage operations are subject to federal, state and local environmental laws and regulations. As a result, we have the potential to be involved in administrative or legal proceedings relating to environmental matters. There can be no assurance that the amount of any environmental liabilities that might be asserted against us in a proceeding will not be material. We cannot predict (a) the types of environmental laws or regulations that might be enacted in the future, (b) how existing or future laws or regulations will be interpreted or enforced or (c) what types of environmental conditions may be found to exist at any of our facilities. If regulatory agencies enact more stringent laws or regulations or interpret existing laws and regulations more strictly, it may require us to make additional expenditures to comply, some of which could be material.

     WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL. The majority of our debt consists of $270 million of 9 3/4% senior notes. If there is a change of control of the company, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require the repurchase. If we were required to repurchase the 9 3/4% senior notes, the repurchase could also result in a default under other debt agreements, including our revolving credit facility.

     ACCIDENTS INVOLVING OUR PRODUCTS AND EQUIPMENT COULD EXPOSE US TO LITIGATION. We are subject to the inherent business risk of product liability claims and adverse publicity if a consumer is allegedly harmed by using our products or equipment. If someone gets hurt using our products or equipment, we could lose revenues, face higher costs or be sued. Litigation arising from such an occurrence could result in the company being named as a defendant in lawsuits asserting large claims.

     We currently carry product liability insurance that we believe is adequate to cover our losses in these situations. However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance did not pay for these losses, our income would fall. In addition, we may not be able to maintain our insurance if insurance rates or insurance industry policies change.

     WE HAVE LIMITED PATENT PROTECTION. Other than patents that we own or licenses we have on the bagging device in the Ice Factory, we currently do not have patents on our products. We believe the patents on the bagging device are important to the Ice Factory as a whole, but there can be no assurance that any issued patent will provide us with a meaningful competitive advantage. It also is our practice to protect certain of our proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements. There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

     It is possible that other companies may obtain patents necessary for, or useful to, the development of our company's products. In that event, we may be required to obtain licenses for patents or proprietary technology to develop, manufacture or market products from those companies. There can be no assurance that we would be able to obtain these licenses on commercially reasonable terms, if at all.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     The company is exposed to some market risk due to the floating interest rate under its revolving credit facility. Under the revolving credit facility, the principal balance under the working capital loan is due in March 2003. The amounts under the acquisition loan will be due beginning in June 2000 in 12 equal quarterly installments. As of December 31, 1998, the revolving credit facility had a principal balance of $67.5 million at an average floating interest rate of 8.75% per annum. A 1.0% increase in interest rates could result in a $0.7 million annual increase in interest expense on the existing principal balance. Management has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it currently does not expect significant short-term increases in interest rates charged under the revolving credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required hereunder are included in this report as set forth in Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report or are incorporated by reference:

     1.  FINANCIAL STATEMENTS

         As to financial statements and supplementary information, reference is made to "Index to Financial Statements" on Page F-1 of this Annual Report.

     2.  FINANCIAL STATEMENT SCHEDULES

         None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

     3.  EXHIBITS

      EXHIBIT NO.                    DESCRIPTION
-------------------------------------------------------------
           3.1       -- Restated Articles of Incorporation of
                        Packaged Ice filed with the Secretary
                        of State of the State of Texas on
                        February 5, 1992. (Exhibit 3.2)(1)
           3.2       -- Articles of Amendment to the Restated
                        Articles of Incorporation of Packaged
                        Ice filed with the Secretary of State
                        of the State of Texas on August 11,
                        1998. (Exhibit 3.2) (6)
           3.3       -- Amended and Restated Bylaws of
                        Packaged Ice, effective as of January
                        20, 1997. (Exhibit 3.5)(1)

      EXHIBIT NO.                    DESCRIPTION
-------------------------------------------------------------
           4.1       -- Certificate of Designation of Series
                        C Preferred Stock. (Exhibit 4.1)(4)
           4.2       -- Amended and Restated Certificate of
                        Designation of 10% Exchangeable
                        Preferred Stock. (Exhibit 4.12)(5)
           4.3       -- Indenture by and among Packaged Ice,
                        as Issuer, the Subsidiary Guarantors
                        and U.S. Trust Company of Texas, N.A.
                        as Trustee dated as of January 28,
                        1998, Amended and Restated as of
                        April 30, 1998. (Exhibit 4.1)(5)
           4.4       -- Registration Rights Agreement dated
                        April 30, 1998 by and among Packaged
                        Ice, Ares and SV. (Exhibit 4.8)(5)
           4.5       -- Common Stock Purchase Warrant, dated
                        July 17, 1997, executed by Packaged
                        Ice for the benefit of SV. (Exhibit
                        10.39)(2)
           4.6+     --  Registration Rights Agreement by and
                        between Packaged Ice and Ares, dated
                        February 3, 1999.
           4.7+     --  Registration Rights Agreement by and
                        between Packaged Ice and Silver
                        Brands Partners, L.P. (formerly SV),
                        dated February 3, 1999.
           4.8       -- Registration Rights Agreement by and
                        among Packaged Ice, and Dale Johnson,
                        Alan Bernstein and Robert Miller,
                        dated as of April 17, 1997. (Exhibit
                        10.9)(1)
           4.9       -- Warrant Agreement among Packaged Ice
                        and U.S. Trust Company of Texas,
                        N.A., a national banking association,
                        as Warrant Agent, dated as of April
                        17, 1997. (Exhibit 10.12)(1)
           4.10      -- Registration Rights Agreement, dated
                        as of July 17, 1997, by and between
                        Packaged Ice and SV. (Exhibit
                        10.41)(2)
           4.11      -- Warrant Agreement among Packaged Ice
                        and U.S. Trust Company of Texas,
                        N.A., a national banking association,
                        as Warrant Agent, dated as of October
                        16, 1997. (Exhibit 10.7)(3)
           4.12      -- Common Stock Purchase Warrant
                        Agreement issued by Packaged Ice and
                        issued to Culligan Water
                        Technologies, Inc. issuing 1,807,692
                        fully paid and nonassessable shares
                        of Packaged Ice's common stock at an
                        exercise price of $13.00 per share
                        dated December 2, 1997. (Exhibit
                        10.3)(4)
           4.13      -- Registration Rights Agreement by and
                        among Packaged Ice, Culligan Water
                        Technologies, Inc. and Erica
                        Jesselson. (Exhibit 10.5)(4)
          10.1       -- Noncompetition Agreement by and among
                        Packaged Ice, Packaged Ice Mission,
                        Inc., Packaged Ice STPI, Inc. and A.
                        J. Lewis III, dated as of April 17,
                        1997. (Exhibit 10.4)(1)
          10.2       -- Registration Rights Agreement by and
                        among Packaged Ice, A. J. Lewis III
                        and Liza B. Lewis, dated as of April
                        17, 1997. (Exhibit 10.5)(1)
          10.3       -- Form of Noncompetition Agreement
                        among Packaged Ice, Packaged Ice
                        Southwestern, Inc., and each of Dale
                        Johnson, Alan Bernstein and Robert
                        Miller individually, dated as of
                        April 17, 1997. (Exhibit 10.8)(1)
          10.4       -- 1994 Stock Option Plan, dated July
                        26, 1994. (Exhibit 10.10)(1)
          10.5       -- Form of Stock Option Plan Agreements
                        issued under Stock Option Plan.
                        (Exhibit 10.11)(1)
          10.6       -- Form of Indemnification Agreement
                        entered into by Packaged Ice in favor
                        of members of the Board of Directors.
                        (Exhibit 10.31)(1)
          10.7       -- Development and Manufacturing
                        Agreement by and between Lancer
                        Corporation and Packaged Ice, dated
                        April 13, 1993. (Exhibit 10.32)(1)
          10.8       -- License Agreement by and among
                        Packaged Ice, Hoshizaki Electric Co.,
                        Ltd. and Hoshizaki America, Inc.,
                        dated May 28, 1993. (Exhibit
                        10.37)(1)
          10.9       -- Securities Purchase Agreements with
                        Culligan Water Technologies, Inc.
                        dated December 2, 1997. (Exhibit
                        10.1)(4)

      EXHIBIT NO.                    DESCRIPTION
-------------------------------------------------------------
          10.10      -- Credit Agreement dated April 30, 1998
                        by and among Packaged Ice and Antares
                        Leveraged Capital Corp.,
                        individually, and as agent for The
                        Other Financial Institutions.
                        (Exhibit 10.1)(5)
          10.11      -- Security Agreement dated April 30,
                        1998, by and among Packaged Ice and
                        Antares Leveraged Capital Corp.
                        (Exhibit 10.2)(5)
          10.12      -- Security Agreement dated April 30,
                        1998, by and among Reddy Ice
                        Corporation, Golden Eagle Ice-Texas,
                        Inc., Packaged Ice, Southeast, Inc.,
                        Packaged Ice Leasing, Inc., Southco
                        Ice, Inc., Southwest Texas Packaged
                        Ice, Southwestern Ice, Inc., Southern
                        Bottled Water Company, Inc., Mission
                        Party Ice, Inc. and Antares Leveraged
                        Capital Corp. (Exhibit 10.3)(5)
          10.13      -- Guaranty dated April 30, 1998 by and
                        among Reddy Ice Corporation, Mission
                        Party Ice, Inc., Southwest Texas
                        Packaged Ice, Southwestern Ice, Inc.,
                        Golden Eagle Ice-Texas. Inc.,
                        Packaged Ice Southeast, Inc.,
                        Packaged Ice Leasing, Inc., Southern
                        Bottled Water Company, Inc., and
                        Southco Ice, Inc. (Exhibit 10.4)(5)
          10.14      -- Stock Purchase Agreement between
                        Packaged Ice and Suiza Foods
                        Corporation dated March 27, 1998.
                        (Exhibit 2.1)(5)
          10.15      -- Employment Agreement of James F.
                        Stuart dated effective August 1,
                        1998. (Exhibit 10.29)(6)
          10.16      -- Employment Agreement of A. J. Lewis
                        III dated effective August 1, 1998.
                        (Exhibit 10.30)(6)
          10.17      -- Employment Agreement of Jimmy C.
                        Weaver dated effective May 1, 1998.
                        (Exhibit 10.31)(6)
          10.18      -- Employment Agreement of James C.
                        Hazlewood dated effective November 1,
                        1997. (Exhibit 10.32)(6)
          10.19      -- 1998 Stock Option Plan, dated June
                        19, 1998. (Exhibit 10.34)(7)
          11.1+     --  Statement of earnings per share.
          21.1+     --  List of subsidiaries.
          27.1+     --  Financial Data Schedule.

------------

 +  Filed herewith.

(1) Filed as an Exhibit to Packaged Ice's Registration Statement on Form S-4 (File No. 333-29357), filed with the Commission on June 16, 1997.

(2) Filed as an Exhibit to the Amendment No. 1 to Packaged Ice's Registration Statement on Form S-4 (No. 333-29357), filed with the Commission on July 29, 1997.

(3) Filed as an Exhibit to Packaged Ice's Third Quarter Disclosure on Form 10-Q with the Commission on November 14, 1997.

(4) Filed as an Exhibit to Form 8-K filed on behalf of Packaged Ice with the Commission on December 15, 1997.

(5) Filed as an Exhibit to Form 8-K/A filed on behalf of Packaged Ice with the Commission on May 12, 1998.

(6) Filed as an Exhibit to Amendment No. 1 to Packaged Ice's Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on October 2, 1998.

(7) Filed as an Exhibit to Amendment No. 2 to Packaged Ice's Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on January 4, 1999.

     (b)  Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                     PACKAGED ICE, INC.

March 26, 1999                       /s/ JAMES C. HAZLEWOOD
                                         JAMES C. HAZLEWOOD
                                         CHIEF FINANCIAL AND ACCOUNTING OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         NAME                                           TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                  /s/JAMES F. STUART                    Chairman of the Board and Chief         March 26, 1999
                   JAMES F. STUART                        Executive Officer

                  /s/A. J. LEWIS III                    President, Secretary and Director       March 26, 1999
                   A. J. LEWIS III

                /s/STEVEN P. ROSENBERG                  Director                                March 26, 1999
                 STEVEN P. ROSENBERG

                /s/RICHARD A. COONROD                   Director                                March 26, 1999
                  RICHARD A. COONROD

                 /s/ROBERT G. MILLER                    Director                                March 26, 1999
                   ROBERT G. MILLER

                   /s/ROD J. SANDS                      Director                                March 26, 1999
                     ROD J. SANDS

                  /s/ARTHUR E. BIGGS                    Director                                March 26, 1999
                   ARTHUR E. BIGGS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Packaged Ice, Inc.:

     We have audited the accompanying consolidated balance sheets of Packaged Ice, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Houston, Texas
March 19, 1999

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $    3,427  $   14,825
     Short term cash investments.....      --           4,543
     Accounts receivable, net........      16,692       4,103
     Inventories.....................       7,695       1,348
     Prepaid expenses................       1,688         322
                                       ----------  ----------
          Total current assets.......      29,502      25,141
PROPERTY, net........................     169,208      43,297
GOODWILL AND OTHER INTANGIBLES,
  net................................     240,750      53,541
OTHER ASSETS.........................         797         321
                                       ----------  ----------
TOTAL................................  $  440,257  $  122,300
                                       ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long term
      obligations....................  $      231  $   --
     Accounts payable................       5,714       1,965
     Payable to affiliates...........         615       1,309
     Accrued expenses................      22,506       3,337
     Note payable....................      --           1,976
                                       ----------  ----------
          Total current
             liabilities.............      29,066       8,587
LONG TERM OBLIGATIONS................     338,150      67,501
COMMITMENTS AND CONTINGENCIES (Note
  16)                                      --          --
MANDATORILY REDEEMABLE PREFERRED
  STOCK:
     10% Exchangeable -- 272,890
      shares issued and outstanding
      at December 31, 1998 and
      250,000 shares issued and
      outstanding at December 31,
      1997, liquidation preference of
      $100 per share.................      27,745      25,198
     13% Exchangeable -- 423,525
      shares issued and outstanding
      at December 31, 1998,
      liquidation preference of $100
      per share......................      38,801      --
PREFERRED STOCK WITH PUT REDEMPTION
  OPTION:
     Series A Convertible -- 450,000
      shares issued and outstanding
      at December 31, 1998 and
      1997...........................       2,497       2,497
     Series B Convertible -- 124,831
      shares issued and outstanding
      at December 31, 1998 and
      1997...........................         726         726
COMMON STOCK WITH PUT REDEMPTION
  OPTION:
     420,000 shares issued and
      outstanding at December 31,
      1998 and 1997..................       1,972       1,972
SHAREHOLDERS' EQUITY:
     Preferred stock, Series C, $0.01
      par value, 100 shares
      authorized and outstanding.....      --          --
     Common stock, $0.01 par value,
      50,000,000 shares authorized;
      4,925,541 shares issued at
      December 31, 1998, and
      4,015,981 shares issued at
      December 31, 1997..............          49          40
     Additional paid-in capital......      37,250      28,805
     Less: 298,231 shares of treasury
      stock, at cost.................      (1,491)     (1,491)
     Accumulated deficit.............     (34,508)    (11,535)
                                       ----------  ----------
          Total shareholders'
             equity..................       1,300      15,819
                                       ----------  ----------
TOTAL................................  $  440,257  $  122,300
                                       ==========  ==========


                See notes to consolidated financial statements.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                   AMOUNTS)
Revenues.............................  $  179,062  $  28,981  $   4,427
Cost of sales........................     108,276     18,724      2,035
                                       ----------  ---------  ---------
Gross profit.........................      70,786     10,257      2,392
Operating expenses...................      31,741      7,636      1,981
Depreciation and amortization
  expense............................      20,729      5,130      1,456
                                       ----------  ---------  ---------
Income (loss) from operations........      18,316     (2,509)    (1,045)
Other income, net....................         803        655        185
Interest expense.....................     (24,705)    (6,585)      (130)
                                       ----------  ---------  ---------
Loss before income taxes.............      (5,586)    (8,439)      (990)
Income taxes.........................      --         --         --
                                       ----------  ---------  ---------
Loss before extraordinary item and
  preferred dividends................      (5,586)    (8,439)      (990)
Extraordinary loss on refinancing....     (17,387)    --         --
                                       ----------  ---------  ---------
Net loss before preferred
  dividends..........................     (22,973)    (8,439)      (990)
Preferred dividends..................      (5,918)      (198)    --
                                       ----------  ---------  ---------
Net loss attributable to common
  shareholders.......................  $  (28,891) $  (8,637) $    (990)
                                       ==========  =========  =========
Net loss per share of common stock:
     Basic and diluted:
       Net loss before extraordinary
          item attributable to common
          shareholders...............  $    (2.35) $   (2.40) $   (0.35)
       Extraordinary item............       (3.56)    --         --
                                       ----------  ---------  ---------
       Net loss attributable to
          common shareholders........  $    (5.91) $   (2.40) $   (0.35)
                                       ==========  =========  =========
Basic and diluted weighted average
  common shares outstanding..........       4,886      3,600      2,826
                                       ==========  =========  =========

                   See notes to consolidated financial statements.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK
                                       ------------------
                                       NUMBER OF     PAR     PAID-IN    SUBSCRIPTION    TREASURY    ACCUMULATED
                                        SHARES      VALUE    CAPITAL     RECEIVABLE      STOCK        DEFICIT       TOTAL
                                       ---------    -----    -------    ------------    --------    -----------   ----------
                                                                          (IN THOUSANDS)
Balance at December 31, 1995.........    2,406      $ 24     $ 4,669      $     (5)     $  --        $  (2,106)   $    2,582
Issuance of common stock.............    --          --        --                5         --           --                 5
Net loss.............................    --          --        --           --             --             (990)         (990)
                                       ---------    -----    -------    ------------    --------    -----------   ----------
Balance at December 31, 1996.........    2,406        24       4,669        --             --           (3,096)        1,597
Issuance of common stock.............    1,610        16      15,768        --             --           --            15,784
Issuance of detachable warrants to
  purchase common stock..............    --          --        9,422        --             --           --             9,422
Accretion of 10% exchangeable
  preferred stock....................    --          --         (856)       --             --           --              (856)
Dividends accumulated on 10%
  exchangeable preferred stock.......    --          --         (198)       --             --           --              (198)
Purchase of treasury stock...........    --          --        --           --            (1,491)       --            (1,491)
Net loss.............................    --          --        --           --             --           (8,439)       (8,439)
                                       ---------    -----    -------    ------------    --------    -----------   ----------
Balance at December 31, 1997.........    4,016      $ 40      28,805        --            (1,491)      (11,535)       15,819
Issuance of common stock.............      910         9      10,596        --             --           --            10,605
Dividends accumulated on 10%
  exchangeable preferred stock.......    --          --       (2,546)       --             --           --            (2,546)
Dividends accumulated on 13%
  exchangeable preferred stock.......    --          --       (3,372)       --             --           --            (3,372)
Issuance costs on 13% exchangeable
  preferred stock....................    --          --         (804)       --             --           --              (804)
Warrants issued in connection with
  13% exchangeable preferred stock...    --          --        4,878        --             --           --             4,878
Amortization of warrants.............    --          --         (307)       --             --           --              (307)
Net loss.............................    --          --        --           --             --          (22,973)      (22,973)
                                       ---------    -----    -------    ------------    --------    -----------   ----------
Balance at December 31, 1998.........    4,926      $ 49     $37,250      $ --          $ (1,491)    $ (34,508)   $    1,300
                                       =========    =====    =======    ============    ========    ===========   ==========

                   See notes to consolidated financial statements.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                          1998        1997       1996
                                       ----------  ----------  ---------
                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................  $  (22,973) $   (8,439) $    (990)
     Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities
      (excluding working capital from
      acquisitions):
       Depreciation and
        amortization.................      20,729       5,130      1,456
       Amortization of debt discount,
        net..........................         120         577     --
       Gain from disposal of
        assets.......................      --              (4)        (3)
       Extraordinary loss from
        refinancing..................      17,387      --         --
       Change in assets and
        liabilities:
          Accounts receivable,
            inventory and prepaid
            expenses.................         407        (997)       (26)
          Accounts payable and
            accrued expenses.........         650         441        657
                                       ----------  ----------  ---------
     Net cash provided by (used in)
      operating activities...........      16,320      (3,292)     1,094
                                       ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions..............     (22,830)    (10,765)    (5,745)
     Cost of acquisitions............    (294,814)    (44,569)    --
     Proceeds from (purchase of)
      short-term cash investments....       4,544      (4,499)    --
     Increase in other noncurrent
      assets.........................      (1,688)     (1,856)      (334)
     Proceeds from disposition of
      property.......................      --             148        154
                                       ----------  ----------  ---------
     Net cash used in investing
      activities.....................    (314,788)    (61,541)    (5,925)
                                       ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common
      and preferred stock............      39,237      27,101     --
     Repurchase of common stock......      --          (1,491)    --
     Proceeds from debt issuance,
      net............................     259,765      69,562      3,604
     Proceeds from issuance and
      conversion of convertible
      demand notes...................      --             (24)       750
     Borrowings from lines of
      credit.........................      90,550       9,900     --
     Repayment of lines of credit....     (23,050)    (13,385)    --
     Repayment of debt...............     (75,494)    (12,175)      (386)
     Cost of refinancing.............      (3,938)     --         --
                                       ----------  ----------  ---------
     Net cash provided by financing
      activities.....................     287,070      79,488      3,968
                                       ----------  ----------  ---------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS........................     (11,398)     14,655       (863)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................      14,825         170      1,033
                                       ----------  ----------  ---------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.............................  $    3,427  $   14,825        170
                                       ==========  ==========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash payments for interest......  $   14,712  $    4,748        114
                                       ==========  ==========  =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND
  FINANCING ACTIVITIES:
     Common stock issued in
      consideration for business
      acquisitions...................  $   10,565  $   12,814  $  --
                                       ==========  ==========  =========
     Fair value of warrants issued in
      connection with debt...........  $   --      $    9,442  $  --
                                       ==========  ==========  =========
     Fair value of warrants issued in
      connection with 13%
      exchangeable preferred stock...  $    4,878  $   --      $  --
                                       ==========  ==========  =========
     Amortization of warrants in
      connection with 13%
      exchangeable
       preferred stock...............  $     (307) $   --      $  --
                                       ==========  ==========  =========
     Demand notes converted to
      preferred stock................  $   --      $      750  $  --
                                       ==========  ==========  =========
     Note payable incurred to
      purchase assets................  $   --      $      189  $  --
                                       ==========  ==========  =========


                   See notes to consolidated financial statements.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") manufacture and distribute packaged ice products and bottled water, owns and operates refrigerated warehouses and manufactures and leases ice production equipment. Packaged ice products are distributed by traditional delivery methods and stand-alone automated merchandising ice systems (the "Ice Factory") that produce, package, store and merchandise ice at the point of sale. At December 31, 1998, the Company served over 70,000 customer locations in 26 states and the District of Columbia.

2.  RECENT EVENTS

     On February 3, 1999, the Company completed an initial public offering of 10,750,000 shares of common stock, par value $0.01 per share. The net proceeds from the sale were approximately $85 million before deducting estimated expenses related to the offering of approximately $1.9 million. The use of proceeds was approximately $43.6 million to repurchase the Company's 13% exchangeable preferred stock, which included approximately $1.3 million of accrued but unpaid dividends, and approximately $39.5 million to pay amounts outstanding under the Company's revolving credit facility. The redemption premium on the 13% exchangeable preferred stock of approximately $3.8 million was paid with 481,887 shares of common stock at $7.91 per share.

     In connection with this offering of common stock, the registration rights underlying the put redemption feature on the 420,000 shares of common stock with put redemption option were satisfied. In addition, the holders of the Series A and Series B preferred stock with put redemption option exercised their respective conversion features to obtain 450,000 and 124,831 shares of common stock, respectively.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Packaged Ice, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     ACCOUNTS RECEIVABLE. Accounts receivable are net of allowances for doubtful accounts of $0.2 million at December 31, 1998.

     INVENTORIES. Inventories contain raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging polyethylene bags, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice, bottled water and merchandisers awaiting sale. Inventories are valued at the lower of cost or market basis. Cost is determined using the first-in, first-out and average cost methods.

     PROPERTY. Property is carried at cost and is being depreciated on a straight-line basis over an estimated life of 2.5 to 40 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles include the following that are amortized over their useful lives:


          INTANGIBLE ASSETS                          USEFUL LIFE
-------------------------------------   -------------------------------------
Goodwill and other acquisition
  costs..............................   Straight line method over 40 years
Trade names..........................   Straight line method over 40 years
Ice system patents...................   Straight line method over 17 years
Debt issue costs.....................   Straight line method over 7 years
Trade mark license agreement,
  location contracts                    Straight line method over the terms
  and other intangibles..............   of the agreements

     LONG-LIVED ASSETS. The Company records impairment losses on long-lived assets, including goodwill, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     INCOME TAXES. The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

     REVENUE RECOGNITION. Revenue is recognized when product (packaged ice, ice packaging bags, bottled water and ice equipment) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from cold storage and leased ice equipment is recognized as earned under contract terms.

     EARNINGS PER SHARE. The computation of earnings per share is based on net loss, after deducting the dividend requirement of preferred stock ($5.9 million in 1998 and $0.2 million in 1997), divided by the weighted average number of shares outstanding. Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is anti-dilutive. For the years ended December 31, 1998, 1997 and 1996, all potentially dilutive securities are anti-dilutive and, therefore, are not included in the earnings per share calculation.


                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                   AMOUNTS)
Basic and Diluted Earnings Per Share:
     Weighted average common shares
       outstanding...................       4,886      3,600      2,826
                                       ==========  =========  =========
     Basic and diluted loss before
       extraordinary item available
       to common shareholders........  $    (2.35) $   (2.40) $   (0.35)
                                       ==========  =========  =========
     Basic and diluted loss to common
       shareholders..................  $    (5.91) $   (2.40) $   (0.35)
                                       ==========  =========  =========
Earnings for Basic and Diluted
  Computation:
     Net loss before extraordinary
       item and preferred
       dividends.....................  $   (5,586) $  (8,439) $    (990)
     Extraordinary item..............     (17,387)    --         --
     Preferred share dividends.......      (5,918)      (198)    --
                                       ----------  ---------  ---------
          Net loss to common
             shareholders............  $  (28,891) $  (8,637) $    (990)
                                       ==========  =========  =========

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CASH FLOWS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     FAIR VALUES OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the affiliate amounts due to their related party nature. The fair values of the Company's debt obligations (see Note 9) are representative of their carrying values based upon the variable rate terms for the Credit Facility and management's opinion that the current rates offered to the Company for fixed-rate long term debt with the same remaining maturities and security structure are equivalent to that of the Company's 9 3/4% Senior Notes.

     USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information. SFAS Nos. 130 and 131 were adopted effective January 1, 1997. The adoption of SFAS No. 130 did not impact the Company's financial statement presentation or disclosures as the Company had no items of other comprehensive income. The disclosure information required by SFAS No. 131 has been presented in Note 15.

     RECLASSIFICATION. Certain amounts from previous years have been reclassified to conform to the current presentation.

4.  ACQUISITIONS

     Since April 1997, the Company has completed 53 acquisitions for an aggregate cost of $362.8 million. Significant acquisitions in 1998 included the purchase of all of the outstanding stock of Cassco Ice & Cold Storage, Inc. from WLR Foods, Inc. for approximately $59 million in cash on July 31, 1998 and the purchase of all of the outstanding stock of Reddy Ice Corporation from Suiza Foods Corporation for $180.8 million in cash on April 30, 1998. The Company's acquisition program has been financed almost exclusively through the incurrence of debt and the issuance of capital stock.

     The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included at fair value current assets of $25.3 million, property plant and equipment of $143.9 million, other assets of $0.7 million, current liabilities of $24.5 million and long term debt, primarily paid at closings, of $15.8 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired, including acquisition costs, of approximately $233.2 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense for goodwill and other intangible assets resulting from the Company's acquisitions was $4.2 million, $0.4 million and $0.0 million for the three years ended December 31, 1998, 1997 and 1996, respectively.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The operating results of the acquisitions have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents (i) a summary of the consolidated results of operations for the years ended December 31, 1998 and 1997 as if the 1998 acquisitions had occurred as of January 1, 1997 and (ii) a summary of the consolidated results of operations for the years ended December 31, 1997 and 1996 as if the 1997 acquisitions had occurred as of January 1, 1996.

                                          1998        1997
                                       ----------  ----------
                                       (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
1998 Acquisitions:
     Revenues........................  $  218,531  $  156,514
     Net income (loss) attributable
       to common shareholders........     (34,415)        464
     Basic earnings per share........       (6.82)       0.10
     Diluted earnings per share......       (6.82)       0.09



                                          1997        1996
                                       ----------  ----------
                                       (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
1997 Acquisitions:
     Revenues........................  $   53,902  $   53,716
     Net income (loss) attributable
       to common shareholders........     (11,565)      1,807
     Basic earnings per share........       (2.81)       0.44
     Diluted earnings per share......       (2.81)       0.43


5.  INVENTORIES

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
     Raw materials and supplies......  $    6,560  $    1,179
     Finished goods..................       1,135         169
                                       ----------  ----------
          Total......................  $    7,695  $    1,348
                                       ==========  ==========


6.  PROPERTY AND EQUIPMENT

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
     Land............................  $   15,458  $    1,881
     Buildings.......................      46,290       5,159
     Ice Factory equipment...........      33,812      19,519
     Plant, equipment and
       machinery.....................      50,485      12,064
     Furniture and fixtures..........       2,261         615
     Vehicles........................      14,788       4,510
     Merchandisers...................      21,368       4,970
     Construction in progress........       4,510         254
                                       ----------  ----------
     Total property and equipment....     188,972      48,972
     Less: Accumulated
       depreciation..................      19,764       5,675
                                       ----------  ----------
          Total......................  $  169,208  $   43,297
                                       ==========  ==========

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation expense for the three years ended December 31, 1998 was $14.1 million, $3.8 million and $1.1 million, respectively.

7.  GOODWILL AND OTHER INTANGIBLES


                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
Goodwill and other acquisition
  costs..............................  $  205,710  $   45,116
Trade names..........................      27,500      --
Debt issue costs.....................      10,227       6,785
Location contracts...................       2,141       1,002
Trademark and license agreement......       1,750       1,750
Other intangibles....................         580         520
                                       ----------  ----------
                                          247,908      55,173
Less: Accumulated amortization.......       7,158       1,632
                                       ----------  ----------
     Total...........................  $  240,750  $   53,541
                                       ==========  ==========


8.  ACCRUED LIABILITIES


                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
Accrued interest.....................  $   11,749  $    1,876
Accrued compensation.................       4,258         545
Accrued acquisition costs............       1,620      --
Accrued taxes........................       1,594         478
Other accruals.......................       3,285         438
                                       ----------  ----------
     Total...........................  $   22,506  $    3,337
                                       ==========  ==========


9.  LONG TERM OBLIGATIONS

     On April 17, 1997, the Company completed the sale of $50 million 12% Series A senior notes due 2004 (the "Series A Notes") in connection with a private placement offering. In connection with the debt issuance, detachable warrants to purchase 639,857 shares of the Company's common stock were issued to Series A note holders and the investment banking firm that marketed the Series A Notes at an exercise price of $0.01 per share. The Company sold the Series A Notes at a price of 96% of the par value, or $48 million. On October 6, 1997, the Company issued 12% Series B senior notes registered under the Securities Act of 1933 ("Series B Notes") in exchange for all outstanding Series A Notes.

     On October 16, 1997, the Company completed the sale of $25 million principal amount 12% Series C senior notes due 2004 (the "Series C Notes") in connection with a private placement offering. In connection with the debt issuance, the Company issued to the holders of the Series C Notes detachable warrants to purchase 255,943 shares of the Company's common stock at an exercise price of $0.01 per share.

     On January 28, 1998, the Company completed a private offering of $145 million aggregate principal amount of its 9 3/4% Senior Notes. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended, (the "Indenture"). The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Subordinated Indebtedness of the Company and PARI PASSU to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company's bank credit facility established in April 1998. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the 9 3/4% Senior Notes were used for (i) repurchase of Series B Notes and Series C Notes;
(ii) repayment of all outstanding obligations under the revolving credit facility; (iii) funding of acquisitions of traditional ice companies; and (iv) working capital and general corporate purposes.

     Simultaneous with the issuance of the 9 3/4% Senior Notes and in conjunction with the purchase and retirement of $75.0 million of Series B Notes and Series C Notes, the Company recorded an extraordinary charge of $17.4 million for such debt extinguishment relating to the write-off of the debt discount, associated redemption premiums and issuance costs.

     On April 30, 1998, the Company issued an additional $125 million of Tack-on-Notes. The Tack-on-Notes were issued pursuant to the Indenture and are identical in terms to the $145 million of 9 3/4% Senior Notes issued January 28, 1998. In connection with issuing the Tack-on-Notes, the Company obtained the consent of a majority of the holders of the original 9 3/4% Senior Notes to certain amendments to the Indenture. The Company paid consent fees aggregating $1.4 million to the 9 3/4% Senior Note Holders. The principal amendments to the Indenture allowed the issuance of the Tack-on-Notes and allowed the Company to enter into the Credit Facility. The Company's 9 3/4%, including the Tack-on-Notes, are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries. The net proceeds of the Tack-on-Notes were used to fund a portion of the cash consideration for the acquisition of Reddy Ice Corporation.

     On April 30, 1998, the Company replaced its previous $20 million line of credit facility with an $80 million, five year senior credit facility with Antares Leveraged Capital Corporation (the "Credit Facility") consisting of a revolving working capital facility of $15 million (the "Working Capital Loan") and a revolving acquisition loan facility of $65 million (the "Acquisition Loan"). The Credit Facility replaced the Company's previous credit facility.
The outstanding principal balance under the Credit Facility bears interest per annum, at the Company's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. Additionally, the Company pays a 0.5% commitment fee quarterly on the average availability under the Credit Facility. Amounts outstanding under the Working Capital Loan of the Credit Facility are due March 31, 2003. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 12 equal quarterly installments commencing June 30, 2000. The Credit Facility, as amended, contains financial covenants which include limitations on capital expenditures and the maintenance of minimum ratio levels of earnings before interest, taxes and depreciation and amortization ("EBITDA") to fixed charges, interest coverage and leverage, as defined in the agreement, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. At December 31, 1998, the Company had exceeded its annual limitation on capital expenditures under the Credit Facility. The Company subsequently received a waiver of this covenant for 1998.

     In July 1998, the Company completed an offer to exchange the 9 3/4% Senior Notes, including the Tack-on-Notes with new debt registered under the Securities Act of 1933. The forms and terms of the new 9 3/4% Senior Notes are identical in all material respects to the forms and terms of the original 9 3/4% Senior Notes and the Tack-on-Notes, except for certain transfer restrictions and registration.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1998 and 1997, long term obligations consisted of the following:

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
12% Series B and Series C Notes......  $   --      $   75,000
9 3/4% Senior Notes..................     270,000      --
Unamortized debt discount on
  detachable warrants issued.........      --          (7,499)
Unamortized debt discount on 9 3/4%
  Senior Notes.......................        (243)     --
Revolving credit facility............      67,500      --
Other................................       1,124      --
                                       ----------  ----------
Total................................     338,381      67,501
Less: Current maturities.............        (231)     --
                                       ----------  ----------
     Long term obligations, net......  $  338,150  $   67,501
                                       ==========  ==========

     As of December 31, 1998, principal maturities of long term obligations for the next five years are as follows:


                                        (IN THOUSANDS)
1999.................................      $     231
2000.................................         16,505
2001.................................         21,905
2002.................................         21,868
2003.................................          7,985
And thereafter.......................        270,130
                                        ---------------
     Total...........................      $ 338,624
                                        ===============


     See Note 14 for information regarding subsidiary guarantors of long term obligations.

10.  INCOME TAXES

     The Company incurred losses for each of the three years ended December 31, 1998, 1997 and 1996 for both financial reporting and tax return purposes. Due to the uncertainty of being able to utilize such losses to reduce future taxes, a valuation allowance has been provided to reduce to zero the net deferred tax assets resulting primarily from the loss carryforwards available.

     The total provision for income taxes varied from the U.S. federal statutory rate due to the following:


                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
                                                (IN THOUSANDS)
Federal income tax benefit at
  statutory rate.....................  $   (7,811) $  (2,869) $    (336)
State income taxes, net of federal
  income tax benefits................        (659)      (269)       (28)
Acquired tax liability...............      --          2,837     --
Increase in valuation allowance......       7,591        201        289
Non-deductible expenses..............         879        100          5
Other................................      --         --             70
                                       ----------  ---------  ---------
     Total provision for income
       taxes.........................  $   --      $  --      $  --
                                       ==========  =========  =========

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:


                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
                                                (IN THOUSANDS)
Deferred Tax Liability:
     Property and equipment..........  $  (11,027) $  (4,169) $    (781)
                                       ==========  =========  =========
Deferred Tax Asset:
     Other assets....................  $      272  $      21  $      92
     Net operating loss
       carryforwards.................      19,552      5,355      1,694
                                       ----------  ---------  ---------
          Total deferred tax
             assets..................  $   19,824  $   5,376  $   1,786
                                       ==========  =========  =========
Net deferred tax assets..............  $    8,797  $   1,207  $   1,006
Valuation allowance..................      (8,797)    (1,207)    (1,006)
                                       ----------  ---------  ---------
     Total deferred taxes............  $   --      $  --      $  --
                                       ==========  =========  =========


     At December 31, 1998, the Company had approximately $52 million of net operating loss carryforwards that expire between 2005 and 2018. There will be an annual limitation on the utilization of the outstanding NOLs due to an ownership change, as defined by Internal Revenue Code Section 382.

11.  CAPITAL STOCK

     PREFERRED STOCK. The Company's Board of Directors has authorized 450,000 shares of $0.01 par value Series A convertible preferred stock ("Series A"). The Company issued 450,000 shares of $0.01 par value Series A convertible preferred stock in a private placement offering during 1995. Series A has no sinking fund provisions, but upon liquidation of the Company, the Company must pay the Series A holders $5.56 per share (aggregate of $2,502,000) before any amounts may be paid to the holders of common stock. Series A holders are entitled to vote on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each Series A holder is entitled to vote the number of equivalent common shares that underlie their respective Series A investment. Each Series A share is convertible into common stock without payment of additional consideration at a conversion price of $5.56 per share.

     In conjunction with the private placement of the Series A convertible preferred stock, the Company also issued 700,000 shares of common stock of which 420,000 shares contain a "put" option that provides the respective shareholders with the ability to require the Company to repurchase the common shares if certain registration rights with respect to the Series A are not effected by September, 2004. The put price would be at the fair market value, as defined, at the time the put option is exercised. The 420,000 common shares subject to this redemption feature are shown on the consolidated balance sheets under the heading "Common Stock With Put Redemption Option".

     During January 1997, the Company's Board of Directors authorized and the shareholders approved the designation of 200,000 shares of $0.01 par value Series B convertible preferred stock ("Series B"). The Company issued 124,831 Series B shares in full satisfaction of a 10% convertible demand. Series B has no sinking fund provisions, but upon liquidation of the Company, the Company must pay the Series B holders $6.07 per share (aggregate $757,724) before any amounts may be paid to the holders of common stock. Series B holders are entitled to vote on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


matters adversely affecting their rights as holders of this series of preferred stock. Each Series B holder is entitled to vote the number of equivalent common shares that underlie their respective Series B investment. Each Series B share is convertible into common stock without payment of additional consideration at a conversion price of $6.07 per share.

     The Series A and Series B shares are also subject to the same put redemption option described above for the 420,000 common shares. This redemption feature would be available beginning September, 2004 if the preferred stockholder has converted its holding to common shares and if certain registration rights with respect to the common shares are not effected by September, 2004. The Series A and Series B shares are shown on the consolidated balance sheets under the heading "Preferred Stock With Put Redemption Option".

     As discussed in Note 2, the holders of Series A and Series B exercised their convertibility rights and received 450,000 and 124,831 common shares, respectively, at the time of the Company's initial public offering, and the put redemption feature on the 420,000 common shares referred to above was satisfied.

     On December 2, 1997, the Company's Board of Directors authorized the designation of 500,000 shares of $0.01 par value 10% exchangeable preferred stock, and 100 shares of $0.01 par value Series C preferred stock. Holders of the 10% exchangeable preferred stock shall be entitled to receive dividends equal to 10% of the liquidation preference of $100 per share, and all dividends shall be fully cumulative. Dividends may be paid in cash or in kind by issuing a number of additional shares of the 10% exchangeable preferred stock. If dividends are paid in kind, the Company shall also issue to holders of the 10% exchangeable preferred stock, additional warrants to purchase common stock at an exercise price of $13.00 per share. Holders of the 10% exchangeable preferred stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. The Company may redeem the 10% exchangeable preferred stock at any time subject to contractual and other restrictions. The Company is obligated to redeem the 10% exchangeable preferred stock for cash on April 15, 2005.

     On December 2, 1997, the Company entered into a securities purchase agreement with Culligan Water Technologies, Inc. and an existing shareholder pursuant to which the Company issued 250,000 shares of the 10% exchangeable preferred stock, 100 shares of Series C preferred stock and warrants, with an exercise price of $13 per share, to purchase 1,923,077 shares of the Company's common stock, in exchange for an aggregate price of $25.0 million less issuance cost of $856,017. The warrants are valid until the earlier to occur of (a) April 15, 2005 or (b) the first anniversary of the last day of the first period of 20 consecutive days following a qualifying IPO, as defined, during which there is a closing price on each such trading day and the closing price on each such trading day equals or exceeds the threshold price, as defined. The Series C preferred stock was created to provide Culligan and the existing shareholder the right to vote a number of shares equal to the number of warrants issued to them, such rights to be effective only at such time or times that Culligan owns less than twenty percent of the fully diluted common stock of the Company. The Company may redeem the outstanding Series C preferred stock (but not less than 100%) at such time as the investors cease to own at least 50% of the warrants.

     On April 30, 1998, the Company entered into a securities purchase with Ares Leveraged Investment Fund, L.P. ("Ares") and SV Capital Partners, L.P.
("SV") to acquire 400,000 shares of the Company's 13% exchangeable preferred stock at $100 per share for an aggregate amount of $40 million. Holders of the 13% exchangeable preferred stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. In addition, there are various situations in which the Company may either elect or be required to redeem the 13% exchangeable preferred stock. The Company is obligated to redeem the 13% exchangeable preferred stock for cash

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


on May 1, 2005. In connection with the securities purchase agreement, Ares and SV entered into warrant agreements granting warrants to purchase an aggregate of 975,752 shares of the Company's common stock with an exercise price of $0.01 per share. The warrants are valid until May 31, 2005 but are exercisable only under certain conditions, such as an initial public offering of common stock, change of control, merger, asset sale or default. The 13% exchangeable preferred stock bears a dividend rate of 13% per annum; however, during the first 12 months following issuance, the dividend rate will be 11.5%, and during the second 12 months, the dividend rate will be 12.25%. Dividends shall be fully cumulative and payable quarterly in cash, except that during the first five years after issuance, dividends may be payable in kind by issuing additional shares of 13% exchangeable preferred stock. In the event the Company is unable for any reason to pay dividends in cash after the fifth anniversary or in the event of a default, the holders of the 13% exchangeable preferred will have the right to add up to two directors to the Board of Directors and the dividend rate will be increased until the default is cured. The securities purchase agreement contains certain restrictive administrative covenants and requires a vote of two-thirds of the Board of Directors before the Company may take certain actions. The Company may exchange the 13% exchangeable preferred stock for subordinated notes at the Company's discretion. As discussed in Note 2, the Company repurchased the 13% exchangeable preferred stock for $43.6 million that included accrued but unpaid dividends and a redemption premium. The holders of the 13% exchangeable preferred stock also exercised warrants to purchase 974,603 shares of common stock in a cashless transaction.

     In July 1998, the Company completed an offer to exchange the 13% exchangeable preferred stock (the "Series 1 Preferred Stock") with new 13% exchangeable preferred stock (the "Series 2 Preferred Stock") registered under the Securities Act of 1933. The form and terms of the Series 2 Preferred Stock are identical in all material respects to the form and term of the Series 1 Preferred Stock, except for certain transfer restrictions and registration rights.

     During 1998, the Company paid no cash dividends on the 10% exchangeable preferred stock or the 13% exchangeable preferred stock. The Company elected to pay in kind dividends on the respective dividend dates, which totaled 23,525 shares of 13% exchangeable preferred stock and 22,890 shares of 10% exchangeable preferred stock and 176,074 warrants to purchase common stock at $13 per share.

     COMMON STOCK. Holders of the Company's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company. Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

12.  RELATED PARTIES

     In connection with certain acquisitions, some former owners have become shareholders of the Company. Some of these shareholders have leased real estate or facilities to the Company as part of the acquisition transaction. Expenses related to these leases were $0.4 million in 1998, $0.1 million in 1997 and $0.0 million in 1996. (See Note 16)

     Certain affiliates of the Company's shareholders sell equipment and inventory to the company. Total expenditures incurred related to these entities were $4.7 million in 1998, $4.8 million in 1997 and $4.1 million in 1996. At December 31, 1998 and 1997, accrued liabilities to these entities totaled $0.6 million and $0.2 million, respectively.

     Law firms associated with certain company shareholders provided services totaling $1.7 million in 1998, $0.9 million in 1997 and $0.1 million in 1996.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A shareholder is the owner of the insurance agency that acts on behalf of the Company in connection with the Company's group health and life insurance, benefit plans and key-man life insurance.

     A shareholder provided investment banking services to the Company in connection with the Company's acquisition of Reddy Ice Corporation in 1998. This shareholder received an investment banking fee from the investment banking firm for such services.

13.  EMPLOYEE BENEFIT PLANS

     401(K) PLAN. During 1996, the Company established a 401(K) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $290,592 in 1998, $49,012 in 1997 and $19,022 in 1996.

     1994 STOCK OPTION PLAN. The shareholders have approved the Packaged Ice, Inc. 1994 Stock Option Plan and have reserved for issuance 400,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options to employees, outside directors and consultants and advisors to the Company or any of its subsidiaries. The plan provides for the underlying shares that are no longer subject to purchase pursuant to an option previously granted to be reoptioned. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, vest in equal annual installments over five years and expire 10 years from the date of grant. All outstanding options become fully vested at the date of the Company's initial public offering (See Note 2).

                                               1998                    1997                    1996
                                       ---------------------   ---------------------   ---------------------
                                                   WEIGHTED                WEIGHTED                WEIGHTED
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                                   EXERCISE                EXERCISE                EXERCISE
                                        SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                       ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year.....    256,000    $  9.16       63,500    $  6.53       57,500     $6.43
Granted..............................    154,700      13.67      194,500      10.00        6,000      7.50
Exercised............................     (6,300)      6.37       --          --          --         --
Forfeited............................    (13,200)      8.48       (2,000)      6.75       --         --
                                       ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at end of year...........    391,200    $ 11.01      256,000    $  9.16       63,500     $6.53
                                       =========   =========   =========   =========   =========   =========
Weighted average fair value of
  options granted during the year at
  market price.......................               $  3.92                 $  3.99                  $2.60
                                                   =========               =========               =========

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     1998 STOCK OPTION PLAN. The shareholders have approved the Packaged Ice, Inc. 1998 Stock Option Plan and have reserved for issuance 1,000,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock and stock bonuses to officers, employees, outside directors and consultants and advisors to the Company or any of its subsidiaries at the discretion of the Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, become exercisable in annual increments for up to five years commencing one year after the date of grant and expire not more than ten years from the date of grant.

                                               1998
                                       ---------------------
                                                   WEIGHTED
                                                    AVERAGE
                                                   EXERCISE
                                        SHARES       PRICE
                                       ---------   ---------
Outstanding at beginning of year.....     --        $ --
Granted..............................    244,220      15.00
Exercised............................     --          --
Forfeited............................     (1,150)     15.00
                                       ---------   ---------
Outstanding at end of year...........    243,070    $ 15.00
                                       =========   =========
Weighted average fair value of
  options granted during the year at
  market price.......................               $  6.23
                                                   =========


     The Company's reported net income and earnings per share would have been reduced had compensation cost for the company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123 "Accounting for Stock-Based Compensation". For purposes of estimating the fair value disclosure below, the fair value of each stock option has been estimated on the grant date using the "minimum value" method for option-pricing using the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 0.0%; risk free interest rate of 5.51% to 6.4%; and expected lives of eight to 10 years for stock options granted. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:


                                          1998       1997       1996
                                       ----------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                   AMOUNTS)
Net Loss Attributable to Common
  Shareholders:
     As reported.....................  $  (28,891) $  (8,637) $    (990)
     Pro forma.......................     (30,282)    (8,828)    (1,018)
Basic and Diluted Earnings Per Share:
     As reported.....................  $    (5.91) $   (2.40) $   (0.35)
     Pro forma.......................       (6.20)     (2.45)     (0.36)

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  SUBSIDIARY GUARANTORS

     The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by all of the Company's current and future, direct and indirect subsidiaries (the "Subsidiary Guarantors"), all wholly owned. The following table sets forth the "summarized financial information" of the Subsidiary Guarantors. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.



                                        YEAR ENDED DECEMBER
                                                31,
                                       ---------------------
                                          1998       1997
                                       ----------  ---------
                                          (IN THOUSANDS)
Balance Sheet Data:
     Current assets..................  $   29,373  $   6,592
     Property and equipment..........     169,208     32,622
     Total assets....................     429,508     71,381
     Current liabilities.............      14,864      3,904
     Long term debt..................         893     --
     Total shareholders' equity......     257,722     16,708


                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
                                                (IN THOUSANDS)
Operating Data:
     Net revenues....................  $  177,491  $  24,811  $   2,404
     Gross profit....................      74,193      9,756      1,308
     Net loss........................      (2,493)    (8,878)      (236)

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  SEGMENT INFORMATION

     The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice products and services include refrigerated warehouses, bottled water and manufacture and leasing of ice production equipment. The accounting policies of the segments are the same as those described in Note 3. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and does not allocate assets by segments. Inter-segment sales are accounted for at current market prices.


                                          ICE        NON-ICE      ELIMINATION      TOTAL
                                       ----------    --------     ------------   ----------
                                                          (IN THOUSANDS)
Revenues.............................  $  167,288    $ 13,102       $ (1,328)    $  179,062
Cost of sales........................     100,765       8,561         (1,050)       108,276
                                       ----------    --------     ------------   ----------
Gross profit.........................      66,523       4,541           (278)        70,786
Operating expenses...................      29,662       2,079         --             31,741
Other income.........................         790          13         --                803
                                       ----------    --------     ------------   ----------
     EBITDA..........................  $   37,651    $  2,475       $   (278)    $   39,848
                                       ==========    ========     ============   ==========

For the Year Ended December 31, 1997:

                                          ICE        NON-ICE      ELIMINATION      TOTAL
                                       ----------    --------     ------------   ----------
                                                          (IN THOUSANDS)
Revenues.............................  $   28,139    $    842       $ --         $   28,981
Cost of sales........................      18,304         420         --             18,724
                                       ----------    --------     ------------   ----------
Gross profit.........................       9,835         422         --             10,257
Operating expenses...................       7,298         338         --              7,636
Other income.........................         655       --            --                655
                                       ----------    --------     ------------   ----------
     EBITDA..........................  $    3,192    $     84       $ --         $    3,276
                                       ==========    ========     ============   ==========


     ; and (iv) working capital and general corporate purposes.

     For the year ended December 31, 1996, the Company's activities primarily consisted of Ice Factory operations.

     Reconciliation of EBITDA to net loss before extraordinary item and preferred dividends:


                                        YEAR ENDED DECEMBER
                                                31,
                                       ---------------------
                                          1998       1997
                                       ----------  ---------
                                          (IN THOUSANDS)
EBITDA...............................  $   39,848  $   3,276
Depreciation and amortization........     (20,729)    (5,130)
Interest expense.....................     (24,705)    (6,585)
Income taxes.........................      --         --
                                       ----------  ---------
     Net loss before extraordinary
       item and preferred
       dividends.....................  $   (5,586) $  (8,439)
                                       ==========  =========


16.  COMMITMENTS AND CONTINGENCIES

     In April 1993, the Company entered into an agreement to purchase all Ice Factory packaging components from a shareholder for a period of three years or until a minimum of 3,600 components is purchased. Since inception of this agreement, the Company has purchased 1,697 components.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Beginning June 1992, the Company has agreed to purchase all of the merchandiser portions of the ice systems from an unaffiliated company for a period of two years or until a minimum of 2,400 merchandisers is purchased. Since inception of this agreement, the Company has purchased 1,809 merchandisers.

     The Company entered into employment contracts with certain executive officers and key employees of the Company with terms of one to two years. The aggregate annual commitment for base salary under these agreements is approximately $1.0 million.

     As a result of the acquisitions, the Company entered into certain employment contracts with former employees of the acquired companies with terms of one to five years. The aggregate annual commitment under these agreements is approximately $1.7 million.

     The Company has leased certain facilities and equipment. Under these and other operating leases, payments in 1998 were approximately $3.3 million, and minimum annual rentals at December 31, 1998 were approximately $4.2 million in 1999, $2.8 million in 2000, $2.6 million in 2001, $2.3 million in 2002, $1.6 million in 2003 and $3.8 million thereafter.

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

     On October 31, 1997, the Company entered into a Trademark License Agreement, as amended, with Culligan International Company (the "TLA"). The
TLA includes automatic renewals for successive one-year terms through July 31, 2002, subject to early termination. The Company paid an initial license fee and is required to make the greater of (i) minimum royalty payments of $28,600 in 1998, $0.1 million in 1999, $0.6 million in 2000 and $1.1 million in 2001 and $1.0 million in 2002 or (ii) 2.5% of all revenues, as defined.