Form 10-K405/A
period 1998-12-31
PACKAGED ICE INC
filed 1999-04-30
CIK 917731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

                                     OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period        to
                        Commission File Number 333-29357

                                ----------------

                               PACKAGED ICE, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                             76-0316492
       (State or Other Jurisdiction of             (IRS Employer
        Incorporation or Organization)          Identification Number)


                          8572 KATY FREEWAY, SUITE 101
                              HOUSTON, TEXAS 77024
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 464-9384
                (Issuer's telephone number, including area code)

                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [X]   NO [ ]

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and none will be contained, to the best of the Registrant's knowledge, in any amendment to the Form 10-K filed by the Registrant for the fiscal year ended December 31, 1998. [X]

      At March 31, 1999, the registrant had outstanding 17,959,159 shares of par value $.01 common stock. The aggregate value on such date of the voting stock of the registrant held by non-affiliates was an estimated $110,000,000.

      The Registrant hereby amends the Form 10-K filed by the Registrant for the fiscal year ended December 31, 1998 to incorporate the information required by
Part III of Form 10-K.

================================================================================

                                TABLE OF CONTENTS


                                                                           PAGE

PART III.....................................................................2

Item 10. Directors and Executive Officers of the Registrant..................2
Item 11. Executive Compensation..............................................4
Item 12. Security Ownership of Certain Beneficial Owners and Management......9
Item 13. Certain Relationships and Related Transactions.....................13

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information as of April 30, 1999 regarding Packaged Ice's directors and executive officers. Each of the officers has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any of the officers and any other person pursuant to which they were or are to be selected as an officer.

NAME                                AGE   POSITION
----                               -----  --------
James F. Stuart.................    57    Chairman of the Board of Directors and Chief Executive Officer
A. J. Lewis III.................    43    President, Director and Secretary
Jimmy C. Weaver.................    45    Executive Vice President and Chief Operating Officer
James C. Hazlewood..............    51    Chief Financial Officer
H. D. Wiginton..................    61    Senior Vice President - Marketing
Leonard A. Bedell...............    54    Senior Vice President - Central Operations
Graham D. Davis.................    44    Senior Vice President - Western Operations
Neil D. Showalter...............    41    Senior Vice President - Mid-Atlantic Operations
William H. Gibbons..............    56    Treasurer
Steven P. Rosenberg.............    40    Director
Richard A. Coonrod..............    68    Director
Robert G. Miller................    48    Director
Rod J. Sands....................    51    Director
Arthur E. Biggs.................    69    Director

      JAMES F. STUART, Chairman of the Board of Directors, Chief Executive Officer and a founder of Packaged Ice, served as President of the company from 1990 until January 1997, when he was elected Chairman of the Board of Directors and Chief Executive Officer.

      A.J. LEWIS III became President and Secretary of Packaged Ice in January 1997. Mr. Lewis has been a shareholder and director of Packaged Ice since 1991, and was a member of the Audit Committee of the Board of Directors prior to the initial public offering of the company's stock earlier this year. Mr. Lewis acquired Mission Party Ice, Inc. ("Mission"), in 1988 and was its president and the sole director until Packaged Ice purchased it in April 1997. He founded Southwest Texas Packaged Ice, Inc., in 1991 and was its president and a director from inception until its acquisition by Packaged Ice in January 1997. Since 1989, Mr. Lewis has been a director and president of Southwest Texas Equipment Distributors, Inc., which is a distributor of Hoshizaki ice equipment. See "Item 13 -- Certain Transactions."

      JIMMY C. WEAVER became Executive Vice President and Chief Operating Officer of the company on April 30, 1998. Mr. Weaver joined Reddy Ice Corporation in September 1996 and was President of Reddy Ice prior to its acquisition. From May 1993 until August 1996, Mr. Weaver was Vice President of Sales and Marketing of Booth/Crystal Tips, a manufacturing division of Scotsman Industries based in Dallas, Texas, that produces and sells ice making equipment.

      JAMES C. HAZLEWOOD is the company's Chief Financial Officer. Mr. Hazlewood joined the company in October 1997. From September 1996 until October 1997, Mr. Hazlewood was Chief Financial Officer of Harrison Electronics, Inc., a privately owned electronics distribution company based in Stafford, Texas. From September 1994 until September 1996, Mr. Hazlewood was Chief Financial Officer at Intile Designs, Inc., a publicly held, wholesale distributor of floor coverings headquartered in Houston, Texas. From September 1993 to September 1994, Mr. Hazlewood was an independent consultant. Mr. Hazlewood initiated his career with Arthur Andersen LLP.

      H.D. WIGINTON is the company's Senior Vice President - Marketing. From September 1991 until he joined the company in November 1996, Mr. Wiginton was Executive Vice President of Tower Marketing, a Texas-based, regional food brokerage concern.

      LEONARD A. BEDELL is the company's Senior Vice President - Central Operations. Mr. Bedell joined the company in January 1998. From March 1995 until December 1997, Mr. Bedell was a management consultant specializing in operations and profitability improvement and merger and acquisition projects for businesses engaged in the distribution, delivery, equipment rental and event production industries. From January 1992 until March 1995, Mr. Bedell was Executive Vice President, Chief Financial Officer and a member of the Board of Directors of American Medical Technologies. From March 1990 to December 1991, Mr. Bedell was President and Chief Executive Officer of Medcon, Inc., a medical transportation and disposal company.

      GRAHAM D. DAVIS became the company's Senior Vice President - Western Operations in April 1998. Mr. Davis joined Reddy Ice in 1977 as Controller. For the five years prior to joining Packaged Ice, Mr. Davis was Executive Vice President of Operations of Reddy Ice.

      NEIL D. SHOWALTER became the company's Vice President - Mid-Atlantic Operations in August 1998. Mr. Showalter joined Cassco Ice & Cold Storage, Inc., a division of WLR Foods, Inc., in 1989 and became President of that division in 1996. In November 1997, he was designated the Vice-President of Finance for WLR, and became its Chief Financial Officer in June 1998. Before joining Cassco, Mr. Showalter served as a CPA for McGladrey & Pullen, a public accounting firm, from 1979 to 1989.

      WILLIAM H. GIBBONS became the company's Treasurer in July 1998. Prior to joining the company, Mr. Gibbons was the President of William H. Gibbons, a sole proprietorship, providing financial consulting services to domestic and international oil and gas companies since 1991. His clientele included private and public companies, with financial consulting services focused on financing, treasury and reporting activities.

      STEVEN P. ROSENBERG has been a shareholder and director of Packaged Ice since 1991 and is a member of the Audit Committee of the Board of Directors. Since August 1997, Mr. Rosenberg has been Chairman of the Board of Nutricept, Inc., a development stage company engaged in the manufacture and distribution of dietary supplements and is Chief Exeuctive Officer of Fuel Marketing Solutions. From 1992 to February 1997, Mr. Rosenberg was President of Arrow Industries, now a wholly owned subsidiary of ConAgra.

      RICHARD A. COONROD has been a director since 1995 and is a member of the Compensation Committee of the Board of Directors. Mr. Coonrod was designated to be elected as a director by The Food Fund Limited Partnership, a Minneapolis-based limited partnership specializing in food-related investments and a shareholder of Packaged Ice. Mr. Coonrod has been a general partner of The Food Fund Limited Partnership since 1989 and has been President of Coonrod Agriproduction Corporation, a food and agribusiness consulting and investment firm, since 1985. Mr. Coonrod has been a director of Orange-Co, Inc. since 1987, and has been a director of Michael Foods, Inc. since 1994.

      ROBERT G. MILLER has been a director of Packaged Ice since April 1997. Mr. Miller is a private investor and was Chairman of the Board of Directors of Southwestern Ice, Inc., from February 1992 until its acquisition by Packaged Ice. From 1980 to 1992, Mr. Miller was President and Chief Executive Officer of Glacier Water, Inc., a publicly traded water vending company.

      ROD J. SANDS is a director of Packaged Ice and is a member of the Compensation Committee of the Board of Directors. Mr. Sands has been a Managing Director of Silver Brands Partners, L.P., since 1997. Mr. Sands is a limited partner in Silver Brands, and a member of its investment committee. From 1992 to 1997, Mr. Sands served as President and Chief Operating Officer of Pace Foods, Inc., a leading producer of picante sauce products.

      ARTHUR E. BIGGS is a shareholder and director of Packaged Ice, and has been a member of the Audit Committee of the Board of Directors since the initial public offering of the company's stock earlier this year. Mr. Biggs has been a private investor since March 1998 and was Chairman of the Board of Directors of Artic Ice preceding its acquisition by Packaged Ice in March 1998. From 1974 to 1982, Mr. Biggs was Executive Vice

President and Chief Operating Officer of Mobil Chemical Co. and served as President of Mobil Chemical Co. from 1983 to 1986. Mr. Biggs initiated his career with McKinsey & Company, Inc. in 1957.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires Packaged Ice's officers and directors, and persons who beneficially own more than 10% of the company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the regulations of the Commission require such officers, directors and greater than 10% shareholders to furnish Packaged Ice with copies of all such reports that they file. During the year ended December 31, 1998, Packaged Ice's executive officers, directors and greater than 10% beneficial owners were not subject to Section 16(a) of the Exchange Act.


ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain compensation information for the company's Chief Executive Officer and four additional highly compensated executive officers (the "Named Executive Officers") for the three years ended December 31, 1998, 1997 and 1996:

                                                                         LONG TERM COMPENSATION
                                                                       --------------------------
                                                                        SECURITIES
                                                 ANNUAL COMPENSATION    UNDERLYING
                                                ---------------------    OPTIONS/     ALL OTHER
NAME/PRINCIPAL POSITION                YEAR       SALARY      BONUS       SARS      COMPENSATION
-----------------------               ------    ----------  ---------   ----------  -------------
James F. Stuart...................     1998      $209,269   $302,500     60,000      $  5,000 (1)
   Chairman and                        1997       125,000     50,000     30,000         2,500 (1)
   Chief Executive Officer             1996       125,000       --         --           1,827 (1)
A.J. Lewis III, President.........     1998       192,884    280,000     50,000         5,000 (1)
                                       1997 (2)    83,173     50,000     25,000         1,663 (1)
Jimmy C. Weaver...................     1998 (3)   120,961    166,500     56,000         7,000 (5)
   Executive Vice President and
   Chief Operating Officer
James C. Hazlewood................     1998       118,891     74,750      8,333         4,985 (5)
   Chief Financial Officer             1997 (4)    14,873       --       20,000           738 (5)
H.D. Wiginton.....................     1998       131,775     65,734      8,333         9,556 (1)(5)
   Senior Vice President - Marketing   1997       110,000     32,810      5,000         6,000 (5)
                                       1996 (6)    18,333       --        6,000         1,000 (5)

---------------

   (1)   Contributions to Packaged Ice's 401(k) plan made by the company.
   (2) Represents partial year compensation of an annual salary of $125,000. No compensation is provided for prior years, as Mr. Lewis' employment commenced April 1997.
   (3) Represents partial year compensation at an annual salary of $185,000. No compensation is provided for prior years, as Mr. Weaver's employment commenced April 1998.
   (4) Represents partial year compensation at an annual salary of $105,000. No compensation is provided for prior years, as Mr. Hazlewood's employment commenced October 1997.
   (5)   Automobile allowance.
   (6) Represents partial year compensation at an annual salary of $110,000, as Mr. Wiginton's employment commenced November 1996.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

      The following table provides certain information regarding the number of stock options to purchase shares of the company's common stock granted to the Named Executive Officers during the year ended December 31, 1998:

                                                                                 POTENTIAL REALIZABLE
                                                                                   VALUE OF ASSUMED
                          NUMBER OF   PERCENTAGE                                 ANNUAL RATE OF STOCK
                          SECURITIES   OF TOTAL      PER SHARE                    PRICE APPRECIATION
                          UNDERLYING   OPTIONS        EXERCISE                     FOR OPTION TERM
                           OPTIONS    GRANTED IN         OR        EXPIRATION    ---------------------
                           GRANTED    FISCAL 1998    BASE PRICE       DATE          5%          10%
                          ----------  -----------   ------------   ----------    ---------   ---------
James F. Stuart........     30,000        8.3         $ 13.00        5/1/2008    $ 245,269   $ 621,560
                            30,000        8.3           15.00       6/19/2008      283,003     717,184
A.J. Lewis III.........     30,000        8.3           13.00        5/1/2008      245,269     621,560
                            20,000        5.5           15.00       6/19/2008      188,467     478,123
Jimmy C. Weaver........     40,000       11.0           14.00        5/1/2008      352,181     892,496
                            16,000        4.4           15.00       6/19/2008      150,935     382,498
James C. Hazlewood.....      8,333        2.3           15.00       6/19/2008       78,609     199,210
H.D. Wiginton..........      8,333        2.3           15.00       6/19/2008       78,609     199,210

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

      The following table provides certain information regarding the exercise of stock options to purchase shares of the company's common stock during the year ended December 31, 1998, by the Named Executive Officers, and the fiscal year-end value of stock options held by such officers:

                                                NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED                 IN-THE-MONEY
                            NUMBER OF              OPTIONS/SARS AT                   OPTIONS/SARS AT
                             SHARES                FISCAL YEAR END                  FISCAL YEAR END (1)
                           ACQUIRED ON     ---------------------------------   ----------------------------
                            EXERCISE        EXERCISABLE      UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
                           ------------    -------------    ----------------   -------------  -------------
James F. Stuart..........      --              6,000              84,000            --              --
A.J. Lewis III...........      --              5,000              70,000            --              --
Jimmy C. Weaver..........      --                  -              56,000            --              --
James C. Hazlewood.......      --              4,000              24,333            --              --
H.D. Wiginton............      --              3,400              15,933            --              --

-----------
   (1) Based on a price per share of $6.125, the closing sale price of the Packaged Ice's stock on the Nasdaq National Market on March 31, 1999. The company's common stock was not publicly traded in 1998 therefore no public sales price is available for 1998. The value of in-the-money options is calculated as the difference between the fair market value of the common stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 1998, while unexercisable options refer to those options that become exercisable at various times thereafter.

STOCK OPTION PLANS

      1998 STOCK OPTION PLAN. Packaged Ice has adopted the 1998 Stock Option Plan. One million shares of common stock are subject to issuance under the 1998 Option Plan. The 1998 Option Plan provides for the grant of stock options (including incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options), stock appreciation rights ("SARs") and other stock awards (including restricted stock awards and stock bonuses) to any officer, director or employee of the company, its subsidiaries, affiliates or any consultant or advisor engaged by the company who renders bona fide services to the company or the company's subsidiaries or affiliates in connection with their businesses. The Compensation Committee, which is comprised of "disinterested persons" within the meaning of Rule 16b-3 of the Exchange Act, administers the 1998 Option Plan. Packaged Ice's full Board of Directors must submit any grant of options to a member of the Compensation Committee for approval. Such member of the Compensation Committee will not participate in the vote approving such grant. The Compensation Committee may grant stock options on such terms, including vesting and payment forms, as it deems appropriate in its discretion; provided, that no option may be exercised later than ten years after its grant, and the purchase price for incentive stock options and non-qualified stock options shall not be less than 100% and 85% of the fair market value of the Common Stock at the time of grant, respectively. The Compensation Committee may grant SARs on such terms, including payment forms, as the Compensation Committee deems appropriate, provided that a SAR granted in connection with a stock option becomes exercisable and lapse according to the same vesting schedule and lapse rules established for the stock option (which shall not exceed ten years from the date of grant). A SAR shall not be exercisable during the first six months of its term and is exercisable subject to any other conditions on exercise imposed by the Compensation Committee. Unless terminated by the Board of Directors, the 1998 Option Plan continues for ten years from the date of adoption. Upon the occurrence of an event constituting a change in control of the company, in the sole discretion of the Compensation Committee, all options, SARs and other awards will become immediately exercisable in full for the remainder of their terms and restrictions on stock granted pursuant to a restricted stock award will lapse.

      At December 31, 1998, the company had outstanding options for 243,070 shares of common stock at a weighted exercise price of $15.00 (of which 2,600 were exercisable) under the 1998 Option Plan. All options granted under the 1998 Option Plan to date have a five-year vesting period. All of the outstanding options were granted at the exercise price of $15.00, which the Board of Directors determined to be greater than or equal to the fair market value of the common stock on the date of grant. To date, no options have been exercised under the 1998 Option Plan.

      1994 STOCK OPTION PLAN. The company adopted the 1994 Stock Option Plan on July 26, 1994, and amended the plan pursuant to an amendment effective December 1997. Under the 1994 Option Plan, options to purchase up to 400,000 shares of common stock may be granted to employees, outside directors and consultants and advisers to the company or any subsidiary. The purposes of the 1994 Option Plan are to further the growth, development and financial success of Packaged Ice by providing additional financial incentives to key personnel and to retain and attract qualified individuals who will contribute to the company's overall success. Shares that by reason of the expiration of an option (other than because of exercise) or which are no longer subject to purchase pursuant to an option granted under the 1994 Option Plan may be reoptioned thereunder. The 1994 Option Plan is currently administered by the Compensation Committee, which has the authority to set specific terms and conditions of options granted under the 1994 Option Plan. Options granted under the 1994 Option Plan are non-qualified options and are not intended to be "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. Stock options granted under the 1994 Option Plan may be granted for a term not to exceed ten years and are not transferable other than by will or the laws of descent and distribution. Each option may be exercised within the term of the option pursuant to which it was granted (so long as the optionee, if an employee, continues to be employed by the company). In addition, an option may be exercised as to vested shares within 90 days after the termination of employment of the optionee (except in the case of a termination for cause, in which case the option automatically expires on termination), and upon a termination in case of death, disability or eligible retirement, all options will become exercisable and may be exercised until the earlier of the first anniversary of such event or the stated expiration date.

      The exercise price of all stock options must be at least equal to the fair market value of the common stock on the date of grant. Stock options may be exercised by payment in cash of the exercise price with respect to each share to be purchased, or by a method in which a concurrent sale of the acquired stock is arranged, with the exercise price payable in cash from such sale proceeds.

      At December 31, 1998, the company had outstanding options for 391,200 shares of common stock at a weighted average exercise price of $10.87 (of which 73,400 were exercisable) under the 1994 Option Plan. All options granted under the 1994 Option Plan are currently exercisable. All of the outstanding options were granted at exercise prices determined by the Board of Directors to be equal to the fair market value of the common stock on the date of grant. To date, options to purchase 6,300 shares of common stock have been exercised under the 1994 Option Plan. An additional 2,500 options may be issued under the 1994 Option Plan.

DIRECTOR COMPENSATION

      Directors of Packaged Ice are elected annually and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Directors are not compensated for their services as directors. Directors are reimbursed, however, for ordinary and necessary expenses incurred in attending board or committee meetings.

EMPLOYMENT AGREEMENTS

      JAMES F. STUART, Packaged Ice's Chairman of the Board of Directors and Chief Executive Officer, has entered into an employment agreement, effective August 1, 1998, with a term of two years, which establishes a base salary of $225,000 per year and provides for certain cash bonus incentives relating to the company's performance. Mr. Stuart's employment agreement also provides that, in certain circumstances, he will receive severance payments equal to two years of his then current base salary upon termination of his employment by Packaged Ice. Mr. Stuart is subject to a non-competition agreement for three years after voluntary or involuntary termination of his employment.

      A.J. LEWIS III, Packaged Ice's President and Secretary, has entered into an employment agreement, effective August 1, 1998, with a term of one year, which establishes a base salary of $200,000 per year and provides for certain cash bonus incentives relating to Packaged Ice's performance. Mr. Lewis' employment agreement also provides that, in certain circumstances, he will receive severance payments equal to one year of his then current base salary upon termination of his employment by Packaged Ice. Mr. Lewis is subject to a non-competition agreement for three years after voluntary or involuntary termination of his employment.

      JIMMY C. WEAVER, Packaged Ice's Executive Vice President and Chief Operating Officer, has entered into an employment agreement, effective May 1, 1998, with a term of two years, which establishes a base salary of $185,000 per year, provides for certain cash bonus incentives relating to Packaged Ice's performance and grants Mr. Weaver the right to purchase 40,000 shares of Common Stock under the 1994 Option Plan at an exercise price of $14 per share. Mr. Weaver's employment agreement provides that, in certain circumstances, he will receive severance payments equal to six months of his then current base salary upon termination of his employment by Packaged Ice. Mr. Weaver is subject to a non-competition agreement for two years after voluntary or involuntary termination of his employment.

      JAMES C. HAZLEWOOD, Packaged Ice's Chief Financial Officer, entered into an employment agreement effective November 1, 1997, which establishes a base salary of $105,000 per year. In addition, Mr. Hazlewood is eligible for certain cash bonus incentives relating to Packaged Ice's performance. Mr. Hazlewood's employment agreement provides that, in certain circumstances, he will receive severance payments of one year of his then current base salary upon termination of his employment by Packaged Ice. Mr. Hazlewood is subject to a non-competition agreement for two years after voluntary or involuntary termination of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee oversees the compensation of Packaged Ice's senior management and grants under Packaged Ice's stock option plans. During the 1998 fiscal year, the Compensation Committee was comprised of Messrs. Sands, Coonrod and Stuart. After the closing of the company's initial public offering on February 3, 1999, Mr. Stuart resigned from the Compensation Committee. No member of the Compensation Committee can be a present or former officer or employee of Packaged Ice or any subsidiary.

REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Directors determines the compensation of the executive officers named in the Summary Compensation Table. The Compensation Committee has furnished the following report on executive compensation in connection with the Annual Meeting.

COMPENSATION PHILOSOPHY

      As members of the Compensation Committee, it is our duty to administer the executive compensation program for Packaged Ice. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of Packaged Ice, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation. The company's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operations, financial and strategic objectives and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of Packaged Ice's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, Packaged Ice's financial performance, the market composition for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of Packaged Ice's compensation programs for executive officers are described below.

COMPENSATION STRUCTURE

      The base compensation for the executive officers of Packaged Ice named in the Summary Compensation Table is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing Packaged Ice's executive compensation program are:

      (1) To compensate the executive officers of Packaged Ice fairly and its subsidiaries for their contributions to Packaged Ice's short-term and long-term performance. The elements of Packaged Ice's executive compensation program are (a) annual base salaries, (b) annual bonuses and (c) equity incentives.

      (2) To allow Packaged Ice to attract, motivate and retain the management personnel necessary to Packaged Ice's success by providing an executive compensation program comparable to that offered by companies with which Packaged Ice competes for management personnel. The Compensation Committee based on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and the length of time the executive has been in the position.

EXECUTIVE COMPENSATION DEDUCTIBILITY

      The company intends that amounts paid pursuant to Packaged Ice's compensation plans generally will be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

                              Compensation Committee
                              of the Board of Directors

                              James F. Stuart
                              Rod J. Sands
                              Richard A. Coonrod

PERFORMANCE GRAPH

      Packaged Ice's stock was not publicly traded until after the initial public offering of its stock earlier this year. The information necessary to present a performance graph is therefore not available.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of March 31, 1999, the beneficial ownership of the outstanding common stock of Packaged Ice by (a) each person who is known to Packaged Ice to own beneficially more than 5% of the outstanding common stock of the company, (b) each director and director nominee of Packaged Ice, (c) each Named Executive Officer named in the Summary Compensation Table (see "Executive Compensation") and (d) all executive officers and directors of Packaged Ice as a group. Unless otherwise indicated, (i) the persons listed in the table below have sole voting and investment powers with respect to the shares indicated and (ii) each person's address is 8572 Katy Freeway, Suite 101, Houston, Texas 77024.


                                                             PERCENTAGE OF
                                                  SHARES        SHARES
                                               BENEFICIALLY  BENEFICIALLY
                                                   OWNED         OWNED
                                               ------------  -------------
     James F. Stuart (1).....................      414,700        2.3
     A. J. Lewis III (2).....................      454,943        2.5
     Jimmy C. Weaver (3).....................       44,000         *
     James C. Hazlewood (4)..................       21,000         *
     H.D. Wiginton (5).......................       19,500         *
     Steven P. Rosenberg.....................      438,423        2.4
        5430 LBJ Freeway, Suite 1600
        Dallas, Texas 75219
     Richard A. Coonrod (6)..................       91,161         *
        5720 Smetana Drive, Suite 300
        Minnetonka, Minnesota 55343
     Robert G. Miller (7)....................      309,040        1.7
        30518 Via Maria Elena
        Bonsall, California 92003
     Rod J. Sands (8)........................      688,092        3.8
        5121 Broadway
        San Antonio, Texas 78209
     Arthur E. Biggs.........................      233,849        1.3
        3210 St. Charles Place
        Boca Raton, Florida 33434
     Norwest Equity Partners V...............      820,449        4.6
        222 South Ninth St., Suite 2800
        Minneapolis, Minnesota 55402-3388
     Culligan Water Technologies, Inc. (9)...    1,972,968        9.9
        One Culligan Parkway
        Northbrook, Illinois 60062-6209
     Silver Brands Partners, L.P. (10).......      673,092        3.7
        200 Concord Plaza, Suite 620
        San Antonio, Texas 78216
     Ares Leveraged Investment Fund, L.P.....    1,183,398        6.6
        1999 Avenue of the Stars, Suite 1900
        Los Angeles, California 90067
     All directors and executive officers....    2,722,708       15.0
        as a group (14 people)

    ---------------
     *   Less than 1%.

   (1) Includes options to purchase 60,000 shares of common stock at a weighted average price of $11.50 per share.

   (2) Includes (i) options to purchase 55,000 shares of common stock at a weighted average price of $11.64 per share, (ii) 5,000 shares of common stock held by Mr. Lewis, as Trustee, (iii) 25,000 shares owned by Southwest Texas Equipment Distributors, Inc., a corporation owned by Mrs. A. J. Lewis III and (iv) 69,350 shares held by Mr. and Mrs. Lewis as tenants in common.

   (3) Includes options to purchase 40,000 shares of common stock at a weighted average price of $14.00 per share.

   (4) Includes options to purchase 20,000 shares of common stock at a weighted average price of $10.00 per share.

   (5) Includes (i) options to purchase 11,000 shares of common stock at a weighted average price of $8.64 per share, and (ii) 500 shares owned by Mrs. H. D. Wiginton.

   (6) Mr. Coonrod does not own any shares of record. However, as general partner of Food Fund, Mr. Coonrod may be deemed to be the beneficial owner of the shares held by Food Fund. Mr. Coonrod disclaims any such beneficial ownership.

   (7) Includes options to purchase 22,500 shares of common stock at $10.00 per share.

   (8) Mr. Sands owns 15,000 shares of record. As a limited partner of Silver Brands and a member of its investment committee, Mr. Sands may be deemed to have indirect beneficial ownership of the common stock that Silver Brands owns. Mr. Sands disclaims any such beneficial ownership.

   (9) Includes 1,972,968 shares of common stock issuable upon exercise of currently exercisable warrants at $13.00 per share.

   (10) Christopher Goldsbury, Jr. is a director, majority limited partner and controlling shareholder of the corporate general partner of Silver Brands. As a result, Mr. Goldsbury may be deemed to have indirect beneficial ownership of the common stock that Silver Brands owns.

ITEM 13     CERTAIN TRANSACTIONS

      AGREEMENTS WITH A.J. LEWIS III. Mrs. A. J. Lewis III owns Southwest Texas Equipment Distributors, Inc., an ice equipment sales and rental company, which has the exclusive right to supply Hoshizaki ice cubers to Packaged Ice under an agreement dated September 9, 1991. Mr. Lewis owns real estate on which Mission's facilities are located. Packaged Ice leases these facilities from Mr. Lewis for $355,200 per year until February 28, 2008. The lease agreement was made in an arms'-length negotiation submitted to the disinterested members of Packaged Ice's Board of Directors, who voted in favor of the agreement upon review of the relevant information.

      INDEMNITY AGREEMENTS. Packaged Ice has entered into indemnification agreements with each of its directors and certain of its executive officers. The indemnification agreements provide that Packaged Ice shall indemnify these individuals against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of Packaged Ice) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the company; provided that, with respect to a civil, administrative or investigative (other than criminal) action, such individual acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Packaged Ice, and with respect to any criminal proceedings, he or she had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of Packaged Ice, such individuals may be indemnified, to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction, against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of Packaged Ice. The agreements also require indemnification of such individuals for all reasonable expenses incurred in connection with the successful defense of any action or claim and provide for partial indemnification in the case of any partially successful defense.

      The company believes that the transactions referred to above are no less favorable than transactions, which would have been obtained from unrelated third parties. Any future transactions between the company and related parties will be approved by outside directors and will be on terms no less favorable than those, which could have been obtained from unrelated third parties.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                         PACKAGED ICE, INC.



April 30, 1999
                                         James C. Hazlewood
                                         Chief Financial Officer