Form 10-Q
period 1999-03-31
PACKAGED ICE INC
filed 1999-05-17
CIK 917731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         [ ]    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

      The total number of shares of common stock, par value $0.01 per share, outstanding as of May 10, 1999 was 18,201,539.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                     PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 1999
            (unaudited) and December 31, 1998 .............................    3
         Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1999 and 1998 (unaudited) ........    4
         Condensed Consolidated Statement of Shareholders' Equity
         as of March 31, 1999 (unaudited) .................................    5
         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998 (unaudited) .........    6
         Notes to the Condensed Consolidated Financial Statements .........    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   13

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   17

Item 2. Changes in Securities and Use of Proceeds .........................   17

Item 4. Submission of Matters to Vote of Security Holders .................   18

Item 6. Exhibits and Reports on Form 8-K ..................................   18

SIGNATURES ................................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MARCH 31,           DECEMBER 31,
                                                                         1999                 1998
                                                                       ---------            ---------
                                                                      (UNAUDITED)
                                                                               (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $   5,080            $   3,427
   Short-term cash investments .....................................        --                   --
   Accounts receivable, net ........................................      15,642               16,692
   Inventories .....................................................       9,527                7,695
   Prepaid expenses ................................................       2,209                1,688
                                                                       ---------            ---------
      Total current assets .........................................      32,458               29,502
PROPERTY, net ......................................................     170,926              169,208
GOODWILL AND OTHER INTANGIBLES, net ................................     238,804              240,750
OTHER ASSETS .......................................................         299                  797
                                                                       ---------            ---------
TOTAL ..............................................................   $ 442,487            $ 440,257
                                                                       =========            =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term obligations ........................   $     233            $     231
   Accounts payable ................................................       7,070                5,714
   Payable to affiliates ...........................................         601                  615
   Accrued expenses ................................................      13,450               22,506
   Note payable ....................................................        --                   --
                                                                       ---------            ---------
      Total current liabilities ....................................      21,354               29,066
LONG TERM OBLIGATIONS ..............................................     322,080              338,150
COMMITMENTS AND CONTINGENCIES ......................................        --                   --

MANDATORILY REDEEMABLE PREFERRED STOCK:
   10% Exchangeable - 272,890 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, liquidation preference
    of $100 per share ..............................................      28,418               27,745
   13% Exchangeable - 423,525 shares issued and outstanding at
      December 31, 1998, liquidation preference of $100 per share- .        --                 38,801
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
   Series A Convertible - 450,000 shares issued and outstanding at
     December 31, 1998 .............................................        --                  2,497
   Series B Convertible - 124,831 shares issued and outstanding at
     December 31, 1998 .............................................        --                    726
COMMON STOCK WITH PUT REDEMPTION OPTION:
   420,000 shares issued and outstanding at December 31, 1998 ......        --                  1,972
SHAREHOLDERS' EQUITY:
   Preferred stock, Series C, $0.01 par value, 100 shares authorized
     and outstanding ...............................................        --                   --
   Common stock, $0.01 par value, 50,000,000 shares authorized;
     18,257,390 shares issued at March 31, 1999, and 4,925,541
     shares issued at December 31, 1998 ............................         183                   49
   Additional paid-in capital ......................................     119,829               37,250
   Less:  298,231 shares of treasury stock, at cost ................      (1,491)              (1,491)
   Accumulated deficit .............................................     (47,886)             (34,508)
                                                                       ---------            ---------
      Total shareholders' equity ...................................      70,635                1,300
                                                                       ---------            ---------
TOTAL ..............................................................   $ 442,487            $ 440,257
                                                                       =========            =========

               See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                 1999               1998
                                                              --------            --------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
Revenues ..................................................   $ 31,421            $  8,401
Cost of sales .............................................     22,096               6,394
                                                              --------            --------
Gross profit ..............................................      9,325               2,007
Operating expenses ........................................      8,269               3,854
Depreciation and amortization expense .....................      6,815               2,071
                                                              --------            --------
Loss from operations ......................................     (5,759)             (3,918)
Other income (expense), net ...............................         (2)                  1
Interest expense ..........................................     (7,617)             (2,874)
                                                              --------            --------
Loss before income taxes ..................................    (13,378)             (6,791)
Income taxes ..............................................       --                  --
                                                              --------            --------
Loss before extraordinary item and preferred dividends ....    (13,378)             (6,791)
Extraordinary loss on refinancing .........................       --               (17,387)
                                                              --------            --------
Loss before preferred dividends ...........................    (13,378)            (24,178)
Preferred dividends .......................................       (908)               (616)
                                                              --------            --------
Net loss attributable to common shareholders ..............   $(14,286)           $(24,794)
                                                              ========            ========
Net loss per share of common stock:
   Basic:
      Net loss before extraordinary item
         attributable to common shareholders ..............   $  (1.03)           $  (1.69)
      Extraordinary item ..................................       --                 (3.95)
                                                              --------            --------
      Net loss attributable to common shareholders ........   $  (1.03)           $  (5.64)
                                                              ========            ========
   Diluted:
      Net loss before extraordinary item
         attributable to common shareholder ...............   $  (1.03)           $  (1.69)
      Extraordinary item ..................................       --                 (3.95)
                                                              --------            --------
      Net loss attributable to common shareholders ........   $  (1.03)           $  (5.64)
                                                              ========            ========
Weighted average common shares outstanding:
   Basic ..................................................     13,810               4,395
                                                              ========            ========
   Diluted ................................................     13,810               4,395
                                                              ========            ========

               See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                               COMMON STOCK
                                                           ---------------------
                                                            NUMBER
                                                              OF          PAR       PAID-IN     TREASURY    ACCUMULATED
                                                            SHARES       VALUE      CAPITAL       STOCK       DEFICIT       TOTAL
                                                           ---------   ---------   ---------    ---------    ---------    ---------
                                                                                           (IN THOUSANDS)
Balance at December 31, 1998 ...........................       4,926   $      49   $  37,250    $  (1,491)   $ (34,508)   $   1,300
Issuance of common stock ...............................      10,750         108      91,267         --           --         91,375
Conversion of preferred and
      common stock with put
      redemption option ................................         994          10       5,185         --           --          5,195
Conversion of warrants .................................       1,105          11         (10)        --           --              1
Common stock issued for
      redemption premium on 13%
      exchangeable preferred stock .....................         482           5          (5)        --           --           --
Issuance cost of common stock ..........................        --          --        (8,379)        --           --         (8,379)
Dividends accumulated on
      10% exchangeable
      preferred stock ..................................        --          --          (673)        --           --           (673)
Dividends accumulated on 13%
      exchangeable preferred stock .....................        --          --          (235)        --           --           (235)
Net fair value of warrants issued
      in connection with 13%
      exchangeable preferred stock .....................        --          --        (4,571)        --           --         (4,571)
Net loss ...............................................        --          --          --           --        (13,378)     (13,378)
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Balance at March 31, 1999 ..............................      18,257   $     183   $ 119,829    $  (1,491)   $ (47,886)   $  70,635
                                                           =========   =========   =========    =========    =========    =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                                                                              1999        1998
                                                                            --------    ---------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................   $(13,378)   $ (24,178)
      Adjustments to reconcile net loss to net cash used in
      operating activities (excluding working capital from acquisitions):
            Depreciation and amoritzation ...............................      6,815        2,071
            Amortization of debt discount, net ..........................         10           83
            Loss from disposal of assets ................................          2         --
            Extraordinary loss from refinancing .........................       --         17,387
            Change in assets and liabilities:
                  Accounts receivable, inventory and prepaid expenses ...     (1,303)        (895)
                  Accounts payable and accrued expenses .................     (7,714)      (1,485)
                                                                            --------    ---------
      Net cash used in operating activities .............................    (15,568)      (7,017)
                                                                            --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions ................................................     (6,603)      (4,026)
      Cost of acquisitions ..............................................       (130)     (45,287)
      Purchase of short term cash investments ...........................       --           (369)
      Decrease (increase) in other noncurrent assets ....................        445         (963)
      Proceeds from disposition of property .............................        196         --
                                                                            --------    ---------
      Net cash used in investing activities .............................     (6,092)     (50,645)
                                                                            --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common and preferred stock...............     82,996           37
      Proceeds from conversion of warrants ..............................          1         --
      Repurchase of common and preferred stock ..........................    (43,606)        --
      Proceeds from debt issuance, net ..................................       --        138,393
      Borrowings from lines of credit ...................................     23,435       10,000
      Repayment of lines of credit ......................................    (39,500)     (10,000)
      Repayment of debt .................................................        (13)     (75,000)
      Cost of refinancing ...............................................       --         (3,937)
                                                                            --------    ---------
      Net cash provided by financing activities .........................     23,313       59,493
                                                                            --------    ---------
NET INCREASE IN CASH AND EQUIVALENTS ....................................      1,653        1,831
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................      3,427       14,825
                                                                            --------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $  5,080    $  16,656
                                                                            ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payments for interest ........................................   $ 14,010    $   2,610
                                                                            ========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
      Common stock issued in consideration for business acquisitions ....   $   --      $  10,535
                                                                            ========    =========
      Accretion of warrants in connection with 13% exchangeable
            preferred stock .............................................   $     43    $    --
                                                                            ========    =========
      Conversion of common and preferred stock with put redemption
            options into common stock ...................................   $  5,195    $    --
                                                                            ========    =========
      Conversion of warrants in exchange for common stock ...............   $     10    $    --
                                                                            ========    =========
      Common stock issued for redemption premium on
            13% exchangeable preferred stock ............................   $      5    $    --
                                                                            ========    =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

1.  GENERAL

      The condensed consolidated financial statements of Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") included herein are unaudited, except for the balance sheet as of December 31, 1998 that has been prepared from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and as applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flow for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  ACQUISITIONS

      During the three months ended March 31, 1999, the Company acquired certain traditional ice businesses and certain assets. The purchase prices of the acquisitions totaled approximately $0.1 million in cash and were funded through current operations.

      The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair market value, property plant and equipment of approximately $40,000. The excess of aggregate purchase price over the fair market value of the net assets acquired was recognized as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from the Company's acquisitions was $1.5 million and $0.3 million for the three months ended March 31, 1999 and 1998, respectively.

      The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents (i) a summary of the consolidated results of operations for the three months ended March 31, 1999 and 1998 as if the acquisitions during such periods had occurred as of January 1, 1998 and (ii) a summary of the consolidated results of operations for the three months ended March 31, 1998 as if the acquisitions during such periods had occurred as of January 1, 1998.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
1999 and 1998 Acquisitions:
      Revenues ............................................   $   31,434    $   11,313
      Net loss attributable to common shareholders ........      (14,286)      (24,961)
      Basic earnings per share ............................        (1.03)        (4.95)
      Diluted earnings per share ..........................        (1.03)        (4.95)

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)


                                                         THREE MONTHS ENDED
                                                           MARCH 31, 1998
                                                       -----------------------
                                                        (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)

 1998 Acquisitions:
       Revenues.......................................     $    11,300
       Net loss attributable to common shareholders...         (24,961)
       Basic earnings per share.......................           (4.95)
       Diluted earnings per share.....................           (4.95)


3.  INVENTORY

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

                                                         MARCH 31,  DECEMBER 31,
                                                            1999       1998
                                                          -------     -------
                                                            (IN THOUSANDS)

      Raw materials and supplies.......................   $ 7,173     $ 6,560
      Finished goods...................................     2,354       1,135
                                                          -------     -------
         Total.........................................   $ 9,527     $ 7,695
                                                          =======     =======

4.  EARNINGS PER SHARE

      The computation of earnings per share is based on net loss, after deducting the dividend requirement of preferred stock ($0.9 million in 1999 and $0.6 million in 1998), divided by the weighted average number of shares outstanding. Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is anti-dilutive. For the three months ended March 31, 1999 and 1998, all potentially dilutive securities are anti-dilutive and, therefore, are not included in the earnings per share calculation.

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             --------------------
                                                                               1999        1998
                                                                             --------    --------
                                                                               (IN THOUSANDS)
   Basic and Diluted Earnings Per Share:
      Weighted average common shares outstanding .........................     13,810       4,395
                                                                             ========    ========
      Basic and diluted loss before extraordinary item
            available to common shareholders.............................    $  (1.03)   $  (1.69)
                                                                             ========    ========
      Basic and diluted loss to common shareholders......................    $  (1.03)   $  (5.64)
                                                                             ========    ========

Earnings for Basic and Diluted Computation:
      Net loss before extraordinary item and preferred dividends.........    $(13,378)   $ (6,791)
      Extraordinary item .................................................       --       (17,387)
      Preferred share dividends ..........................................       (908)       (616)
                                                                             --------    --------
            Net loss to common shareholders..............................    $(14,286)   $(24,794)
                                                                             ========    ========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

5.  LONG TERM OBLIGATIONS

      On April 30, 1998, the Company entered into an $80 million, five year senior credit facility with Antares Capital Corporation (the "Credit Facility") consisting of a revolving working capital facility of $15 million (the "Working Capital Loan") and a revolving acquisition loan facility of $65 million (the "Acquisition Loan"). On March 24, 1999, the Credit Facility was amended to increase the availability under the Working Capital Loan to $25 million and correspondingly to decrease the availability under the Acquisition Loan to $55 million.

      The outstanding principal balance under the Credit Facility bears interest per annum, at the Company's option, at LIBOR plus 2.75% per annum or at the "prime" rate plus 1.0% with interest rates subject to a pricing grid. Additionally, the Company pays a 0.5% commitment fee quarterly on the average availability under the Credit Facility. Amounts outstanding under the Working Capital Loan of the Credit Facility are due March 31, 2003. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 12 equal quarterly installments commencing June 30, 2000. The Credit Facility, as amended, contains financial covenants which include limitations on capital expenditures and the maintenance of minimum ratio levels of earnings before interest, taxes and depreciation and amortization ("EBITDA") to fixed charges, interest coverage and leverage, as defined in the credit agreement, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries.

      At March 31, 1999 and December 31, 1998, long term obligations consisted of the following:

                                                           MARCH 31,   DECEMBER 31,
                                                             1999          1998
                                                          ----------   ----------
                                                              (IN THOUSANDS)
9 3/4% senior notes ...................................   $ 270,000    $ 270,000
Less:  Unamortized debt discount on 9 3/4% senior notes        (233)        (243)
Credit Facility .......................................      51,435       67,500
Other .................................................       1,111        1,124
                                                          ---------    ---------
Total .................................................     322,313      338,381
Less:  Current maturities .............................        (233)        (231)
                                                          ---------    ---------
      Long term obligations, net ......................   $ 322,080    $ 338,150
                                                          =========    =========

6.  CAPITAL STOCK

      The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 17,959,159 shares were outstanding at March 31, 1999 and up to 5,000,000 shares of preferred stock, par value $0.01 per share, of which the board of directors has authorized the designation of 500,100 shares. As of March 31, 1999, the two classes of preferred stock were as follows: (i) 500,000 shares as 10% exchangeable preferred stock, of which 272,890 shares are outstanding; and (ii) 100 shares as Series C preferred stock, of which 100 shares are outstanding. In addition, as of March 31, 1999, 393,700 shares and 1,000,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1994 and 1998 Stock Option Plans, respectively, and 2,979,423 shares have been reserved for issuance upon the exercise of outstanding warrants.

      On February 3, 1999, the Company completed an initial public offering of 10,750,000 shares of common stock, par value $0.01 per share. The net proceeds from the sale were approximately $85 million before deducting estimated expenses related to the offering of approximately $1.9 million. The use of proceeds was approximately $43.6 million to repurchase the Company's 13% exchangeable preferred stock, which included approximately $1.3 million of accrued but unpaid dividends, and approximately $39.5 million to pay amounts outstanding under the Credit Facility. The redemption premium on the 13% exchangeable preferred stock of approximately $3.8 million

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

was paid with 481,887 shares of common stock at $7.91 per share.

      In connection with this offering of common stock, the put redemption feature on the 420,000 shares of common stock with put redemption option was satisfied. In addition, the holders of the Series A and Series B preferred stock with put redemption option exercised their respective conversion features to obtain 450,000 and 124,831 shares of common stock, respectively.

7.  SUBSIDIARY GUARANTORS

      The Company's 9 3/4% senior notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis, by all of the Company's current and future, direct and indirect, wholly owned subsidiaries (the "Subsidiary Guarantors"). The following table sets forth the "summarized financial information" of the Subsidiary Guarantors. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                 MARCH 31,    DECEMBER 31,
                                                   1999           1998
                                               -----------    -----------
                                                     (IN THOUSANDS)
Balance Sheet Data:
   Current assets .........................     $  31,712      $  29,373
   Property and equipment .................       170,926        169,208
   Total assets ...........................       431,661        429,508
   Current liabilities ....................        16,042         14,864
   Long term debt .........................           877            893
   Total shareholders' equity .............       245,716        257,722

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                  1999            1998
                                               -----------    -----------
                                                     (IN THOUSANDS)
Operating Data:
   Net revenues ...........................     $  31,421      $   6,921
   Gross profit ...........................         9,325          1,809
   Net income .............................       (12,006)        (4,625)


8.  COMMITMENTS AND CONTINGENCIES

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

9.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 1, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is currently evaluating what impact adoption of this statement will have on the Company's consolidated financial statements.

10.  SEGMENT INFORMATION

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

      For the Three Months Ended March 31, 1999:


                                    ICE        NON-ICE   ELIMINATION     TOTAL
                                 --------     --------   -----------   --------
                                                  (IN THOUSANDS)

Revenues ....................    $ 26,691     $  5,237    $   (507)    $ 31,421
Cost of sales ...............      19,457        3,038        (399)      22,096
                                 --------     --------    --------     --------
Gross profit ................       7,234        2,199        (108)       9,325
Operating expenses ..........       7,556          713        --          8,269
Other income (expense) ......          (2)        --          --             (2)
                                 --------     --------    --------     --------
      EBITDA ................    $   (324)    $  1,486    $   (108)    $  1,054
                                 ========     ========    ========     ========

      For the Three Months Ended March 31, 1998:

                               ICE       NON-ICE      ELIMINATION         TOTAL
                             -------     -------    ----------------    -------
                                           (IN THOUSANDS)

Revenues ................    $ 8,000     $   401    $           --      $ 8,401
Cost of sales ...........      6,203         191                --        6,394
                             -------     -------    ----------------    -------
Gross profit ............      1,797         210                --        2,007
Operating expenses ......      3,654         200                --        3,854
Other income ............          1        --                  --            1
                             -------     -------    ----------------    -------
      EBITDA ............    $(1,856)    $    10    $           --      $(1,846)
                             =======     =======    ================    =======

      Reconciliation of EBITDA to loss before extraordinary item and preferred dividends:

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          1999            1998
                                                        --------       --------
                                                             (IN THOUSANDS)

EBITDA ...........................................      $  1,054       $ (1,846)
Depreciation and amortization ....................        (6,815)        (2,071)
Interest expense .................................        (7,617)        (2,874)
Income taxes .....................................          --             --
   Loss before extraordinary item and
    preferred dividends ..........................      $(13,378)      $ (6,791)
                                                        ========       ========

11.  SUBSEQUENT EVENTS

      From April 1, 1999 through May 10, 1999, the Company has acquired certain traditional ice businesses and certain assets. The purchase prices of the acquisitions totaled approximately $4.8 million in cash and $1.5 million in Company's common stock (242,380 shares) valued between $5.875 and $6.125 per share. The acquisitions will be accounted for using the purchase method of accounting, and, accordingly, the purchase prices preliminarily will be allocated to the assets and liabilities acquired based on fair market value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired will be recognized as goodwill and will be amortized over 40 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the company's financial condition and results of operations should be read in conjunction with the company's consolidated financial statements and the notes thereto and other information included elsewhere in this Form 10-Q and the company's Form 10-K, previously filed with the Securities and Exchange Commission.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

      Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders in the course of presentations about our company, constitute "forward-looking statements". The words and phrases "should be," "will be," "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our company's actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.


GENERAL

      Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 70,000 customer locations in 26 states and the District of Columbia. The company has grown significantly since its incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry, principally in the southern half of the United States. These acquisitions have enabled the company to enter new geographic regions, increase its presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers.

      The company predominantly operates in two business segments, ice products and non-ice operations. Ice products accounted for approximately 93.4% of revenues in 1998 and consists of the following two activities:

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

      The company's cost of sales includes costs associated with plant occupancy, raw materials, delivery, labor and utility related expenses. With the Ice Factory, plant occupancy, delivery and utility costs are eliminated, but costs associated with customer service representatives and machine technicians are added to the cost of sales.

      The company's operating expenses include costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries and costs associated with leasing office space.

      At March 31, 1999, the company owned or operated 76 ice manufacturing plants, four manufacturing facilities for other than ice production (such as bottled water and manufacturing and leasing of ice equipment), 39 distribution centers, nine refrigerated warehouses and had an installed base of 1,928 Ice Factories.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

      REVENUES: Revenues increased $23.0 million, from $8.4 million for the three months ended March 31, 1998 to $31.4 million for the three months ended March 31, 1999. Revenues increased $17.5 million as a result of revenues contributed by traditional ice companies, $1.2 million due to the placement of Ice Factories and $4.3 due to non-ice operations. The increases in traditional ice and non-ice operations primarily were due to acquisitions.

      COST OF SALES: Cost of sales increased $15.7 million, from $6.4 million for the three months ended March 31, 1998 to $22.1 million for the three months ended March 31, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, cost of sales declined from 76.1% for the three months ended March 31, 1998 to 70.3% for the three months ended March 31, 1999. This relative decrease primarily was due to improvements in operating efficiencies that the company has experienced during the integration of acquisitions and to warmer weather during the three months ended March 31, 1999.

      GROSS PROFIT: Gross profit increased $7.3 million, from $2.0 million for the three months ended March 31, 1998 to $9.3 million for the three months ended March 31, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, gross profit increased from 23.9% for the three months ended March 31, 1998 to 29.7% for the three months ended March 31, 1999. The greater revenue volumes experienced for the three months ended March 31, 1999 and lower cost of sales margins resulted in increased gross profit during the period. Gross profit from ice operations increased from 22.5% to 27.1%. Gross profit on non-ice operations was 42.0% before intercompany elimination.

      OPERATING EXPENSES: Operating expenses increased $4.4 million, from $3.9 million for the three months ended March 31, 1998 to $8.3 million for the three months ended March 31, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, operating expenses decreased from 45.9% for the three months ended March 31, 1998 to 26.3% for the three months ended March 31, 1999. This decrease was due to greater efficiencies realized by the company as its current period general and administrative expenses were spread over the larger base of revenues resulting primarily from the company's acquisitions. Operating expenses from ice operations decreased from 45.7% to 28.3%. Operating expenses on non-ice operations was 13.6% before intercompany elimination.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amoritzation increased $4.7 million, from $2.1 million for the three months ended March 31, 1998 to $6.8 million for the three months ended March 31, 1999. This increase was primarily due to property additions as a result of acquisitions of traditional ice companies. As a percentage of revenues, depreciation and amortization decreased from 24.7% for the three months ended March 31, 1998 to 21.7% for the three months ended March 31, 1999. This decrease was primarily due to the lower historical depreciation and amortization percentages of traditional ice and non-ice businesses the company has acquired, as compared to Ice Factories. These percentages also reflect the longer estimated useful lives of traditional ice and non-ice plants and equipment, as compared to Ice Factories.

      INTEREST EXPENSE: Interest expense increased $4.7 million, from $2.9 million for the three months ended March 31, 1998 to $7.6 million for the three months ended March 31, 1999. As a percentage of revenues, interest expense decreased from 34.2% for the three months ended March 31, 1998 to 24.2% for the three months ended March 31, 1999. The dollar increase in interest expense was a result of higher levels of debt associated with the company's borrowing of $270 million through the issuance of the 9 3/4% senior notes and borrowings under the company's credit facility, the proceeds of which were used to consummate 1998 acquisitions and for working capital. The decrease in interest expense as a percentage of revenues reflects higher relative sales during the three months ended March 31, 1999 resulting from warmer weather during the period and the use of $39.5 million of proceeds of the company's initial public offering to reduce debt during the first quarter of 1999.

      EXTRAORDINARY LOSS ON REFINANCING: During the first quarter of 1998, simultaneously with the issuance of the 9 3/4% senior notes and in conjunction with the repurchase of $75 million of Series B notes and Series C notes, the company recorded an extraordinary loss on refinancing of $17.4 million for such debt extinguishment that related to the write-off of the debt discount, associated redemption premiums and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

      The company generates cash primarily from the sale of packaged ice through traditional delivery methods and through Ice Factories and, to a lesser extent, through the non-ice operations. The company's primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the company's other capital equipment and related to the manufacturing and installation of additional Ice Factories and
(e) acquisitions.

      Capital expenditures for 1999 are estimated to total an aggregate of approximately $29.1 million, $18.9 million of which will be to maintain and expand traditional ice facilities and, based on current installation plans, approximately $10.2 million will be for the purchase and installation of Ice Factories. There can be no assurance that capital expenditures will not exceed this estimate.

      During the three months ended March 31, 1999, the company continued its acquisition strategy, acquiring two traditional ice companies at a cost of approximately $0.1 million. These acquisitions were funded through current operations.

      The company believes that it will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At March 31, 1999, the company had a working capital of approximately $11.1 million and had approximately $5.1 million of cash and cash equivalents. In addition, the company had $13.4 million available under the working capital loan of the credit facility and $14.1 million available under the acquisition loan of the credit facility.

      At March 31, 1999, the company had approximately $322.1 million of long term debt, net of current maturities, outstanding as follows:

      o   $270 million of 9 3/4% senior notes due 2005;
      o   $51.4 million outstanding under the company's credit facility; and
      o   $0.7 million of other debt, net of debt discount.

      The company's credit facility provides for a $80 million line of credit consisting of a $25 million revolving working capital loan and a $55 million revolving acquisition loan. At March 31, 1999, the company had $10.5 million outstanding under the working capital loan (excluding approximately $1.1 million of availability supporting letters of credit) and $40.9 million outstanding under the acquisition loan. The revolving credit facility bears interest per annum, at the company's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. The amounts under the acquisition loan will be due beginning June 30, 2000 in 12 equal quarterly installments.

      Covenants contained in the credit facility and the indenture governing the 9 3/4% senior notes require the company to meet certain financial tests, anD other restrictions limit the company's ability to pay dividends, borrow additional funds or to acquire or dispose of assets. The credit facility is secured by all of the company's assets and the capital stock of all of the company's significant subsidiaries. The 9 3/4% senior notes are generally unsecured obligations of the company and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and PARI PASSU to all senior indebtedness of the company. The 9 3/4% senior notes are effectively subordinated to the credit facility.

      On February 3, 1999, the company completed its initial public offering of 10,750,000 shares of common stock at $8.50 per share. The net proceeds of the sale of approximately $85 million were applied as follows: (i) $43.6 million to repurchase the company's 13% exchangeable preferred stock (including repurchase premium) plus accrued and unpaid dividends, (ii) $39.5 million to pay amounts outstanding under the working capital loan and the acquisition loan of the credit facility and (iii) approximately $1.9 million of estimated expenses related to the offering.

      In connection with this offering of common stock, the put redemption feature on the 420,000 shares of common stock with put redemption option was satisfied. In addition, the holders of the Series A and Series B preferred stock with put redemption option exercised their respective conversion features to obtain 450,000 and 124,831 shares of common stock, respectively.

      The company expects to continue acquiring traditional ice companies using a combination of cash and common stock. There can be no assurance that acquisitions based upon the company's criteria can be obtained or funds will be available in sufficient amounts to finance such acquisitions. On April 14, 1999, the company filed an "acquisition shelf" registration statement to register the sale of up to 5,000,000 shares of common stock that can be used in connection with future acquisitions.

      Although the company has periodically reported negative cash flows from operations on a historical basis, the company believes that its overall treasury management of cash on hand and available borrowings under the credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements and satisfy working capital and general corporate needs.

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

      The company believes that with modifications to its existing software, the year 2000 issue can be mitigated. The installation of software modifications has been completed. However, if such modifications are not adequate or do not operate properly, the year 2000 issue could have a material impact on the company's operations. The company plans to complete the testing of the year 2000 modifications during the third quarter of 1999. The company has not established a contingency plan but intends to formulate one to address unavoidable risks, and it expects to have the contingency plan formulated by mid-1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On January 29, 1999, the company issued in an initial public offering 10,750,000 shares of common stock at $8.50 per share. The net proceeds of the sale of approximately $85 million were applied as follows: (i) $43.6 million to repurchase the company's 13% exchangeable preferred stock (including repurchase premium) plus accrued and unpaid dividends, (ii) $39.5 million to pay amounts outstanding under the working capital loan and the acquisition loan of the revolving credit facility and (iii) approximately $1.9 million of estimated expenses related to the offering.

      On January 29, 1999 in connection with the company's initial offering of common stock, the put redemption feature on the 420,000 shares of common stock with put redemption option was satisfied. In addition, the holders of the Series A and Series B preferred stock with put redemption option exercised their respective conversion features to obtain 450,000 and 124,831 shares of common stock, respectively.

      On February 3, 1999 in connection with the company's initial public offering of common stock, the company issued to Ares Leveraged Investment Fund, L.P. and Silver Brands Partners, L.P. 791,865 and 182,738 shares of common stock, respectively, in a cashless transaction upon exercise of warrants. Additionally, on February 3, 1999, the company issued to Ares Leveraged Investment Fund, L.P. and Silver Brands Partners, L.P. 391,533 and 90,354 shares of common stock, respectively, as a prepayment premium upon repurchase of the 13% exchangeable preferred stock.

      On March 5, 1999, the company issued to the former holders of the company's 12% notes 130,528 shares of common stock upon exercise of detachable warrants.

      On May 1, 1999, the company elected to pay in kind dividends on the 10% exchangeable preferred stock, which totaled 13,532 shares of 10% exchangeable preferred stock and 104,095 warrants to purchase company common stock at $13 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:


      The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

EXHIBIT NO.                      DESCRIPTION
---------- --------------------------------------------------------------------
   3.1 Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on February 5, 1992. (Exhibit 3.2)(1)
   3.2 Articles of Amendment to the Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on August 11, 1998. (Exhibit 3.2) (6)
   3.3     Amended and Restated Bylaws of Packaged Ice, effective as of
           January 20, 1997. (Exhibit 3.5)(1)
   4.1     Certificate of Designation of Series C Preferred Stock. (Exhibit
           4.1)(4)
   4.2     Amended and Restated Certificate of Designation of 10%
           Exchangeable Preferred Stock. (Exhibit 4.12)(5)
   4.3 Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)
   4.4 Registration Rights Agreement dated April 30, 1998 by and among Packaged Ice, Ares and Silver Brands Partners, L.P. (formerly SV Capital Partners, L.P.). (Exhibit 4.8)(5)
   4.5 Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of Silver Brands Partners. (Exhibit 10.39)(2)
   4.6     Registration Rights Agreement by and between Packaged Ice and
           Ares, dated February 3, 1999. (7)

   4.7     Registration Rights Agreement by and between Packaged Ice and
           Silver Brands Partners, L.P., dated February 3, 1999. (7)
   4.8 Registration Rights Agreement by and among Packaged Ice, and Dale Johnson, Alan Bernstein and Robert Miller, dated as of April 17, 1997. (Exhibit 10.9)(1)
   4.9 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)
   4.10 Registration Rights Agreement, dated as of July 17, 1997, by and between Packaged Ice and Silver Brands Partners. (Exhibit 10.41)(2)
   4.11 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)
   4.12 Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice's common stock at an exercise price of $13.00 per share dated December 2, 1997.
           (Exhibit 10.3)(4)
   4.13 Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)
   4.14    Registration Rights Agreement by and among Packaged Ice, A. J.
           Lewis III and Liza B. Lewis, dated as of April 17, 1997. (Exhibit 10.5)(1)
   11.1+   Computation of Earnings Per Share.
   27.1+   Financial Data Schedule.

    +      Filed herewith.

      (1) Filed as an Exhibit to Packaged Ice's Registration Statement on Form S-4 (File No. 333-29357), filed with the Commission on June 16, 1997.
      (2) Filed as an Exhibit to the Amendment No. 1 to Packaged Ice's Registration Statement on Form S-4 (No. 333-29357), filed with the Commission on July 29, 1997.
      (3) Filed as an Exhibit to Packaged Ice's Third Quarter Disclosure on Form 10-Q with the Commission on November 14, 1997.
      (4) Filed as an Exhibit to Form 8-K filed on behalf of Packaged Ice with the Commission on December 15, 1997.
      (5) Filed as an Exhibit to Form 8-K/A filed on behalf of Packaged Ice with the Commission on May 12, 1998.
      (6) Filed as an Exhibit to Amendment No. 1 to Packaged Ice's Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on October 2, 1998.
      (7) Filed as an Exhibit to Form 10-K, filed with the Commission on March 30, 1999.

(B)  REPORTS ON FORM 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     PACKAGED ICE, INC.


Date:  May 17, 1999           By:    /s/ JAMES F. STUART
                                     -------------------
                                     James F. Stuart
                                     Chief Executive Officer


Date:  May 17, 1999           By:    /s/ JAMES C. HAZLEWOOD
                                     ----------------------
                                     James C. Hazlewood
                                     Chief Financial and Accounting Officer