Form 10-Q
period 1999-06-30
PACKAGED ICE INC
filed 1999-08-10
CIK 917731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

      The total number of shares of common stock, par value $0.01 per share, outstanding as of August 2, 1999 was 18,242,989.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                            PAGE
                      PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of June 30, 1999
            (unaudited) and December 31, 1998  ............................    3
        Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 1999 and 1998
            (unaudited) ...................................................    4
        Condensed Consolidated Statement of Shareholders' Equity
            as of June 30, 1999 (unaudited) ...............................    5
        Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1999 and 1998 (unaudited) ...........    6
        Notes to the Condensed Consolidated Financial Statements ..........    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   13

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   18

Item 2. Changes in Securities and Use of Proceeds .........................   18

Item 3. Default Upon Senior Securities ....................................   19

Item 4. Submission of Matters to Vote of Security Holders .................   19

Item 5. Other Information .................................................   19

Item 6. Exhibits and Reports on Form 8-K ..................................   19

SIGNATURES ................................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                          JUNE 30,     DECEMBER 31,
                                                                                                            1999           1998
                                                                                                          ---------    ------------
                                                                                                          (UNAUDITED)
                                                                                                               (IN THOUSANDS)
CURRENT ASSETS:
      Cash and cash equivalents .......................................................................   $   4,901    $      3,427
      Accounts receivable, net ........................................................................      29,311          16,692
      Inventories .....................................................................................       9,105           7,695
      Prepaid expenses ................................................................................       2,521           1,688
                                                                                                          ---------    ------------
           Total current assets .......................................................................      45,838          29,502
PROPERTY, net .........................................................................................     178,983         169,208
GOODWILL AND OTHER INTANGIBLES, net ...................................................................     240,703         240,750
OTHER ASSETS ..........................................................................................         941             797
                                                                                                          ---------    ------------
TOTAL .................................................................................................   $ 466,465    $    440,257
                                                                                                          =========    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long term obligations ........................................................   $   4,213    $        231
      Accounts payable ................................................................................      10,989           5,714
      Payable to affiliates ...........................................................................         800             615
      Accrued expenses ................................................................................      23,622          22,506
                                                                                                          ---------    ------------
           Total current liabilities ..................................................................      39,624          29,066
LONG TERM OBLIGATIONS .................................................................................     321,927         338,150
COMMITMENTS AND CONTINGENCIES .........................................................................        --              --
MANDATORILY REDEEMABLE PREFERRED STOCK:
      10% Exchangeable - 286,422 shares issued and outstanding at June 30, 1999
          and 272,890 at December 31, 1998, liquidation preference of $100 per share ..................      29,121          27,745
      13% Exchangeable - 423,525 shares issued and outstanding at
           December 31, 1998, liquidation preference of $100 per share ................................        --            38,801
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
      Series A Convertible - 450,000 shares issued and outstanding at December 31, 1998 ...............        --             2,497
      Series B Convertible - 124,831 shares issued and outstanding at December 31, 1998 ...............        --               726
COMMON STOCK WITH PUT REDEMPTION OPTION:
      420,000 shares issued and outstanding at December 31, 1998 ......................................        --             1,972
SHAREHOLDERS' EQUITY:
      Preferred stock, Series C, $0.01 par value, 100 shares authorized and outstanding ...............        --              --
      Common stock, $0.01 par value, 50,000,000 shares authorized; 18,528,423 shares
           issued at June 30, 1999, and 4,925,541 shares issued at December 31, 1998 ..................         185              49
      Additional paid-in capital ......................................................................     120,595          37,250
      Less:  298,231 shares of treasury stock, at cost ................................................      (1,491)         (1,491)
      Accumulated deficit .............................................................................     (43,496)        (34,508)
                                                                                                          ---------    ------------
           Total shareholders' equity .................................................................      75,793           1,300
                                                                                                          ---------    ------------
TOTAL .................................................................................................   $ 466,465    $    440,257
                                                                                                          =========    ============

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                   JUNE 30,                         JUNE 30,
                                                                           ------------------------        ------------------------
                                                                             1999            1998            1999            1998
                                                                           --------        --------        --------        --------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ...........................................................       $ 67,246        $ 51,015        $ 98,667        $ 59,416
Cost of sales ......................................................         38,309          29,079          60,405          35,473
                                                                           --------        --------        --------        --------
Gross profit .......................................................         28,937          21,936          38,262          23,943
Operating expenses .................................................          9,528           7,909          17,796          11,763
Depreciation and amortization expense ..............................          7,431           4,751          14,246           6,822
                                                                           --------        --------        --------        --------
Income from operations .............................................         11,978           9,276           6,220           5,358
Other income (expense), net ........................................           --               144              (3)            145
Interest expense ...................................................         (7,588)         (5,853)        (15,205)         (8,727)
                                                                           --------        --------        --------        --------
Income (loss) before income taxes ..................................          4,390           3,567          (8,988)         (3,224)
Income taxes .......................................................           --              --              --              --
                                                                           --------        --------        --------        --------
Income (loss) before extraordinary item
   and preferred dividends .........................................          4,390           3,567          (8,988)         (3,224)
Extraordinary loss on refinancing ..................................           --              --              --           (17,387)
                                                                           --------        --------        --------        --------
Net income (loss) before preferred dividends .......................          4,390           3,567          (8,988)        (20,611)
Preferred dividends ................................................            703           1,392           1,611           2,008
                                                                           --------        --------        --------        --------
Net income (loss) attributable to common shareholders ..............       $  3,687        $  2,175        $(10,599)       $(22,619)
                                                                           ========        ========        ========        ========
Net income (loss) per share of common stock:
  Basic:
   Net income (loss) before extraordinary item
      attributable to common shareholders ..........................       $   0.20        $   0.43        $  (0.66)       $  (1.11)
   Extraordinary item ..............................................           --              --              --             (3.68)
                                                                           --------        --------        --------        --------
   Net income (loss) attributable to common shareholders ...........       $   0.20        $   0.43        $  (0.66)       $  (4.79)
                                                                           ========        ========        ========        ========
  Diluted:
   Net income (loss) before extraordinary item
      attributable to common shareholder ...........................       $   0.20        $   0.31        $  (0.66)       $  (1.11)
   Extraordinary item ..............................................           --              --              --             (3.68)
                                                                           --------        --------        --------        --------
   Net income (loss) attributable to common shareholders ...........       $   0.20        $   0.31        $  (0.66)       $  (4.79)
                                                                           ========        ========        ========        ========
Weighted average common shares outstanding:
   Basic ...........................................................         18,145           5,044          15,990           4,722
                                                                           ========        ========        ========        ========
   Diluted .........................................................         18,896           6,996          15,990           4,722
                                                                           ========        ========        ========        ========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             COMMON STOCK
                                                         ---------------------
                                                          NUMBER
                                                            OF         PAR        PAID-IN     TREASURY     ACCUMULATED
                                                          SHARES      VALUE       CAPITAL       STOCK        DEFICIT        TOTAL
                                                         ---------   ---------   ---------    ---------    -----------    ---------
                                                                                      (IN THOUSANDS)
Balance at December 31, 1998 .........................       4,926   $      49   $  37,250    $  (1,491)   $   (34,508)   $   1,300
Issuance of common stock .............................      10,750         108      91,267         --             --         91,375
Conversion of preferred and
      common stock with put
      redemption option ..............................         994          10       5,185         --             --          5,195
Conversion of warrants ...............................       1,118          11         (10)        --             --              1
Common stock issued for
      redemption premium on 13%
      exchangeable preferred stock ...................         482           5          (5)        --             --           --
Common stock issued in
      consideration for acquisitions .................         258           2       1,573         --             --          1,575
Issuance cost of common stock ........................        --          --        (8,483)        --             --         (8,483)
Dividends accumulated on
      10% exchangeable
      preferred stock ................................        --          --        (1,376)        --             --         (1,376)
Dividends accumulated on 13%
      exchangeable preferred stock ...................        --          --          (235)        --             --           (235)
Net fair value of warrants issued
      in connection with 13%
      exchangeable preferred stock ...................        --          --        (4,571)        --             --         (4,571)
Net loss .............................................        --          --          --           --           (8,988)      (8,988)
                                                         ---------   ---------   ---------    ---------    -----------    ---------
Balance at June 30, 1999 .............................      18,528   $     185   $ 120,595    $  (1,491)   $   (43,496)   $  75,793
                                                         =========   =========   =========    =========    ===========    =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                       ----------------------------
                                                                                                          1999               1998
                                                                                                       ---------          ---------
                                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ...............................................................................         $  (8,988)         $ (20,611)
      Adjustments to reconcile net loss to net cash used in
      operating activities (excluding working capital from acquisitions):
           Depreciation and amoritzation .....................................................            14,246              6,822
           Amortization of debt discount, net ................................................                20                100
           Loss from disposal of assets ......................................................                 3               --
           Extraordinary loss on refinancing .................................................              --               17,387
           Change in assets and liabilities:
                Accounts receivable, inventory and prepaid expenses ..........................           (15,591)           (15,225)
                Accounts payable and accrued expenses ........................................             6,333              8,995
                                                                                                       ---------          ---------
      Net cash used in operating activities ..................................................            (3,977)            (2,532)
                                                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions .....................................................................           (18,687)           (10,810)
      Cost of acquisitions ...................................................................            (6,739)          (233,861)
      Purchase of short term cash investments ................................................              --                4,544
      Decrease (increase) in other noncurrent assets .........................................              (353)              (219)
      Proceeds from disposition of assets ....................................................             4,337               --
                                                                                                       ---------          ---------
      Net cash used in investing activities ..................................................           (21,442)          (240,346)
                                                                                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common and preferred stock ...................................            82,891             39,237
      Proceeds from conversion of warrants ...................................................                 1               --
      Repurchase of common and preferred stock ...............................................           (43,607)              --
      Proceeds from debt issuance, net .......................................................              --              260,071
      Borrowings from lines of credit ........................................................            32,686             25,000
      Repayment of lines of credit ...........................................................           (45,000)           (10,000)
      Repayment of debt ......................................................................               (78)           (75,006)
      Cost of refinancing ....................................................................              --               (3,938)
                                                                                                       ---------          ---------
      Net cash provided by financing activities ..............................................            26,893            235,364
                                                                                                       ---------          ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..............................................             1,474             (7,514)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................             3,427             14,825
                                                                                                       ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................         $   4,901          $   7,311
                                                                                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payments for interest .............................................................         $  15,582          $   2,621
                                                                                                       =========          =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
      Common stock issued in consideration for business acquisitions .........................         $   1,575          $  10,535
                                                                                                       =========          =========
      Accretion of warrants in connection with 13% exchangeable preferred stock ..............         $      43          $    --
                                                                                                       =========          =========
      Fair value of warrants issued in connection with debt ..................................         $    --            $   4,763
                                                                                                       =========          =========
      Conversion of common and preferred stock with put redemption
           options into common stock .........................................................         $   5,195          $    --
                                                                                                       =========          =========
      Conversion of warrants in exchange for common stock ....................................         $      10          $    --
                                                                                                       =========          =========
      Common stock issued for redemption premium on
           13% exchangeable preferred stock ..................................................         $       5          $    --
                                                                                                       =========          =========
      Long term debt incurred to purchase assets .............................................         $     109          $    --
                                                                                                       =========          =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

1.  GENERAL

      The condensed consolidated financial statements of Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") included herein are unaudited, except for the balance sheet as of December 31, 1998 that has been prepared from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and as applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flow for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1998. Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  ACQUISITIONS

      During the six months ended June 30, 1999, the Company acquired certain traditional ice businesses and certain assets. The purchase prices of the acquisitions totaled approximately $7.8 million of which $6.2 million was in cash and $1.6 million was in the Company's common stock (258,236 shares) valued between $5.87 and $6.31 per share. Further, the Company paid an additional $0.5 million cash related to acquisitions closed during the current and prior reporting periods.

      The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price preliminarily has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair value, current assets of $0.2 million, property plant and equipment of $4.2 million and current liabilities of $0.2 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $3.6 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from the Company's acquisitions was $1.4 million and $1.0 million for the three months ended June 30, 1999 and 1998, respectively, and $2.9 million and $1.3 million for the six months ended June 30, 1999 and 1998, respectively.

      The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents (i) a summary of the consolidated results of operations for the three and six months ended June 30, 1999 and 1998 as if the acquisitions during 1999 and 1998 had occurred as of January 1 of the immediately preceding year and (ii) a summary of the consolidated results of operations for the three and six

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

months ended June 30, 1998 as if the acquisitions during the first six months of 1998 had occurred as of January 1 of the immediately preceding year.

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                     ----------------------------  -----------------------------
                                                                         1999           1998            1999           1998
                                                                     ------------   -------------  -------------   -------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Acquisitions during 1999 and 1998:
      Revenues.....................................................  $     67,617   $      69,088  $      99,672   $      97,342
      Net loss attributable to common shareholders.................         3,682           3,363        (10,757)        (28,516)
      Basic earnings per share.....................................          0.20            0.63          (0.67)          (5.38)
      Diluted earnings per share...................................          0.19            0.56          (0.67)          (5.38)
                                                                                                THREE MONTHS       SIX MONTHS
                                                                                                    ENDED             ENDED
                                                                                                JUNE 30, 1998    JUNE 30, 1998
                                                                                              ----------------  ----------------
                                                                                                        (IN THOUSANDS,
                                                                                                   EXCEPT PER SHARE AMOUNTS)
Acquisitions for the first six months of 1998:
      Revenues............................................................................... $         58,977  $         82,242
      Net loss attributable to common shareholders...........................................            1,520           (30,051)
      Basic earnings per share...............................................................             0.30             (5.95)
      Diluted earnings per share.............................................................             0.26             (5.95)

3.  INVENTORY

      Inventories contain raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging polyethylene bags, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market basis. Cost is determined using the first-in, first-out and average cost methods.

                                                                                                      JUNE 30,      DECEMBER 31,
                                                                                                        1999            1998
                                                                                                   -------------   -------------
                                                                                                           (IN THOUSANDS)
Raw materials and supplies........................................................................ $       7,233   $       6,560
Finished goods....................................................................................         1,872           1,135
                                                                                                   -------------   -------------
      Total....................................................................................... $       9,105   $       7,695
                                                                                                   =============   =============

4.  EARNINGS PER SHARE

      The computation of earnings per share is based on net income (loss), after deducting the dividend requirement of preferred stock, divided by the weighted average number of shares outstanding. Options and warrants to purchase 3,137,198 and 2,738,691 shares of common stock issuable under stock options or warrants that are outstanding but exercisable at prices above the Company's average common stock price for

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

the three months ended June 30, 1999 and 1998 have not been included in the computation of earnings per share. For the six months ended June 30, 1999 and 1998, all potentially diluted securities are antidilutive.

                                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                  JUNE 30,                          JUNE 30,
                                                                           ------------------------        ------------------------
                                                                             1999            1998            1999           1998
                                                                           --------        --------        --------        --------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings (Loss) for Basic and Diluted Computation:
   Net income (loss) before extraordinary item
      and preferred dividends ......................................       $  4,390        $  3,567        $ (8,988)       $ (3,224)
   Extraordinary loss on refinancing ...............................           --              --              --           (17,387)
   Preferred dividends .............................................           (703)         (1,392)         (1,611)         (2,008)
                                                                           --------        --------        --------        --------
   Net income (loss) attributable to common shareholders ...........       $  3,687        $  2,175        $(10,599)       $(22,619)
                                                                           ========        ========        ========        ========

Basic Earnings (Loss) Per Share:
   Weighted average common shares outstanding ......................         18,145           5,044          15,990           4,722
                                                                           ========        ========        ========        ========
   Net income (loss) before extraordinary item
      attributable to common shareholders ..........................       $   0.20        $   0.43        $  (0.66)       $  (1.11)
   Extraordinary loss on refinancing ...............................           --              --              --             (3.68)
                                                                           --------        --------        --------        --------
   Net income (loss) attributable to common shareholders ...........       $   0.20        $   0.43        $  (0.66)       $  (4.79)
                                                                           ========        ========        ========        ========

Diluted Earnings (Loss) per Share:
   Weighted average common shares outstanding ......................         18,145           5,044          15,990           4,722
   Shares issuable from assumed conversion of stock
      options and warrants .........................................            751           1,952            --              --
                                                                           --------        --------        --------        --------
   Weighted average common shares outstanding,
      as adjusted ..................................................         18,896           6,996          15,990           4,722
                                                                           ========        ========        ========        ========

   Net income (loss) before extraordinary item
      attributable to common shareholders ..........................       $   0.20        $   0.31        $  (0.66)       $  (1.11)
   Extraordinary loss on refinancing ...............................           --              --              --             (3.68)
                                                                           --------        --------        --------        --------
   Net income (loss) attributable to common shareholders ...........       $   0.20        $   0.31        $  (0.66)       $  (4.79)
                                                                           ========        ========        ========        ========

5.  LONG TERM OBLIGATIONS

      On April 30, 1998, the Company entered into an $80 million, five year senior credit facility with Antares Capital Corporation, as amended, (the "Credit Facility") consisting of a revolving working capital facility of $25 million (the "Working Capital Loan") and a revolving acquisition loan facility of $55 million (the "Acquisition Loan").

      The outstanding principal balance under the Credit Facility bears interest per annum, at the Company's option, at LIBOR plus 2.75% per annum or at the "prime" rate plus 1.0% with interest rates subject to a pricing grid. Additionally, the Company pays a 0.5% commitment fee quarterly on the average availability under the Credit Facility. Amounts outstanding under the Working Capital Loan of the Credit Facility are due March 31, 2003. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 12 equal quarterly installments commencing June 30, 2000. The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of minimum ratio levels of earnings before interest, taxes and depreciation and amortization ("EBITDA") to fixed charges, interest coverage and leverage, as defined in the Credit Facility, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

      At June 30, 1999 and December 31, 1998, long term obligations consisted of the following:

                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 1999           1998
                                                                                               ---------      ---------
                                                                                                    (IN THOUSANDS)

9 3/4% senior notes ................................................................           $ 270,000      $ 270,000
Less:  Unamortized debt discount on 9 3/4% senior notes ............................                (223)          (243)
Credit Facility ....................................................................              55,185         67,500
Other ..............................................................................               1,178          1,124
                                                                                               ---------      ---------
Total ..............................................................................             326,140        338,381
Less:  Current maturities ..........................................................              (4,213)          (231)
                                                                                               ---------      ---------
      Long term obligations, net ...................................................           $ 321,927      $ 338,150
                                                                                               =========      =========

6.  CAPITAL STOCK

      The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 18,230,192 shares were outstanding at June 30, 1999 and up to 5,000,000 shares of preferred stock, par value $0.01 per share, of which the board of directors has authorized the designation of 500,100 shares. As of June 30, 1999, the two classes of preferred stock were as follows: (i) 500,000 shares as 10% exchangeable preferred stock, of which 286,422 shares are outstanding; and (ii) 100 shares as Series C preferred stock, of which 100 shares are outstanding. As of June 30, 1999, 393,700 shares and 1,000,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1994 and 1998 Stock Option Plans, respectively, of which 391,200 and 427,752 are outstanding. In addition, 3,070,721 shares have been reserved for issuance upon the exercise of outstanding warrants.

      On February 3, 1999, the Company completed an initial public offering of 10,750,000 shares of common stock, par value $0.01 per share. The net proceeds from the sale were approximately $85 million before deducting estimated expenses related to the offering of approximately $1.9 million. The use of proceeds was approximately $43.6 million to repurchase the Company's 13% exchangeable preferred stock, which included approximately $1.3 million of accrued but unpaid dividends and approximately $39.5 million to pay amounts outstanding under the Credit Facility. The redemption premium on the 13% exchangeable preferred stock of approximately $3.8 million was paid with 481,887 shares of common stock at $7.91 per share.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                                                                      JUNE 30,     DECEMBER 31,
                                                                                                        1999           1998
                                                                                                   -------------   -------------
                                                                                                           (IN THOUSANDS)
Balance Sheet Data:
      Current assets.............................................................................. $      44,659   $      29,373
      Property and equipment......................................................................       178,983         169,208
      Total assets................................................................................       454,956         429,508
      Current liabilities.........................................................................        23,951          14,864
      Long term debt..............................................................................           915             893
      Total shareholders' equity..................................................................       251,277         257,722
                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                     ----------------------------  -----------------------------
                                                                         1999           1998            1999           1998
                                                                     ------------   -------------  -------------   -------------
                                                                                           (IN THOUSANDS)
Operating Data:
      Net revenues.................................................  $     67,246   $      45,927  $      98,667   $      52,848
      Gross profit.................................................        28,937          19,355         38,262          21,164
      Net income...................................................         5,561           6,662         (6,445)          2,037

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

9.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB Statement No. 133, as amended by SFAS 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is currently evaluating what impact adoption of this statement will have on the Company's consolidated financial statements.

10.  SEGMENT INFORMATION

      The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice products and services include refrigerated warehouses, bottled water and leasing of ice production equipment. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and does

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

not allocate assets by segments. Inter-segment sales are accounted for at current market prices. Segment information for the three months ended June 30, 1999 and 1998 is as follows:

                                                  THREE MONTHS ENDED JUNE 30, 1999             THREE MONTHS ENDED JUNE 30, 1998
                                             ------------------------------------------   ------------------------------------------
                                               ICE     NON-ICE   ELIMINATION     TOTAL      ICE     NON-ICE   ELIMINATION     TOTAL
                                             -------   -------   -----------    -------   -------   -------   -----------    -------
                                                                                   (IN THOUSANDS)
Revenues .................................   $61,828   $ 6,181   $      (763)   $67,246   $48,861   $ 2,564   $      (410)   $51,015
Cost of sales ............................    35,153     3,829          (673)    38,309    27,745     1,653          (319)    29,079
                                             -------   -------   -----------    -------   -------   -------   -----------    -------
Gross profit .............................    26,675     2,352           (90)    28,937    21,116       911           (91)    21,936
Operating expenses .......................     8,807       721          --        9,528     7,493       416          --        7,909
Other income (expense) ...................      --        --            --         --         144      --            --          144
                                             -------   -------   -----------    -------   -------   -------   -----------    -------
      EBITDA .............................   $17,868   $ 1,631   $       (90)   $19,409   $13,767   $   495   $       (91)   $14,171
                                             =======   =======   ===========    =======   =======   =======   ===========    =======

      Segment information for the six months ended June 30, 1999 and 1998 is as follows:

                                          SIX MONTHS ENDED JUNE 30, 1999                      SIX MONTHS ENDED JUNE 30, 1998
                                     ----------------------------------------------    ---------------------------------------------
                                        ICE       NON-ICE   ELIMINATION     TOTAL        ICE      NON-ICE    ELIMINATION     TOTAL
                                     --------    --------   -----------    --------    --------   --------   -----------    --------
                                                                             (IN THOUSANDS)
Revenues .........................   $ 88,519    $ 11,418   $    (1,270)   $ 98,667    $ 56,861   $  2,965   $      (410)   $ 59,416
Cost of sales ....................     54,610       6,867        (1,072)     60,405      33,948      1,844          (319)     35,473
                                     --------    --------   -----------    --------    --------   --------   -----------    --------
Gross profit .....................     33,909       4,551          (198)     38,262      22,913      1,121           (91)     23,943
Operating expenses ...............     16,362       1,434          --        17,796      11,147        616          --        11,763
Other income (expense) ...........         (3)       --            --            (3)        145       --            --           145
                                     --------    --------   -----------    --------    --------   --------   -----------    --------
      EBITDA .....................   $ 17,544    $  3,117   $      (198)   $ 20,463    $ 11,911   $    505   $       (91)   $ 12,325
                                     ========    ========   ===========    ========    ========   ========   ===========    ========

      Reconciliation of EBITDA to loss before extraordinary item and preferred dividends for the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                       ----------------------------   ----------------------------
                                                                            1999           1998           1999            1998
                                                                       -------------   ------------   -------------  -------------
                                                                                              (IN THOUSANDS)
EBITDA................................................................        19,409         14,171   $      20,463  $      12,325
Depreciation and amortization.........................................        (7,431)        (4,751)        (14,246)        (6,822)
Interest expense......................................................        (7,588)        (5,853)        (15,205)        (8,727)
Income taxes..........................................................             -              -               -              -
                                                                       -------------   ------------   -------------  -------------
      Income (loss) before extraordinary item and
           preferred dividends........................................ $       4,390   $      3,567   $      (8,988) $      (3,224)
                                                                       =============   ============   =============  =============

11.  SUBSEQUENT EVENTS

      Subsequent to June 30, 1999, the Company has acquired certain traditional ice businesses and certain assets. The purchase prices of the acquisitions totaled approximately $2.2 million in cash and $5.3 million in the Company's common stock. The acquisitions will be accounted for using the purchase method of accounting, and, accordingly, the purchase prices preliminarily will be allocated to the assets and liabilities acquired based on fair market value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired will be recognized as goodwill and will be amortized over 40 years. The number of shares of common stock to be issued in connection with these acquisitions will be determined based on the average per share price of the Company's common stock during a prescribed period of time immediately prior to and after the closings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the company's financial condition and results of operations should be read in conjunction with the company's consolidated financial statements and the notes thereto and other information included elsewhere in this Form 10-Q and the company's Form 10-K/A, previously filed with the Securities and Exchange Commission.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

      Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders in the course of presentations about our company constitute "forward-looking statements". The words and phrases "should be", "will be", "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

GENERAL

      Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 74,000 customer locations in 27 states and the District of Columbia. The company has grown significantly since its incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry, principally in the southern half of the United States. These acquisitions have enabled us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers.

      The company predominantly operates in two business segments, ice products and non-ice operations. Ice products accounted for approximately 93.4% of revenues in 1998 and approximately 91.9% for the six months ended June 30, 1999. Ice products consist of the following two activities:

      o The manufacture and delivery of traditional ice from a central point of production to the point of sale; and

      o The installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

      Our other business segment, non-ice, consists of refrigerated warehousing, bottled water and the leasing of ice production equipment. The majority of non-ice operations was acquired through acquisitions completed in 1998.

      Our cost of sales includes costs associated with plant occupancy, raw materials, delivery, labor and utility related expenses. With the Ice Factory, plant occupancy, delivery and utility costs are eliminated, but costs associated with customer service representatives and machine technicians are added to the cost of sales.

      Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries and costs associated with leasing office space.

      At June 30, 1999, the company owned or operated 82 ice manufacturing plants, two facilities for other than ice production, 40 distribution centers, nine refrigerated warehouses and had an installed base of 2,030 Ice Factories.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      REVENUES: Revenues increased $16.2 million, from $51.0 million for the three months ended June 30, 1998 to $67.2 million for the three months ended June 30, 1999. Revenues increased $11.4 million as a result of revenues contributed by traditional ice companies, $1.1 million due to the placement of Ice Factories and $3.7 million due to non-ice operations, principally acquired cold storage operations. The increases in traditional ice and non-ice operations primarily were due to acquisitions of traditional ice companies.

      COST OF SALES: Cost of sales increased $9.2 million, from $29.1 million for the three months ended June 30, 1998 to $38.3 million for the three months ended June 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, cost of sales was 57.0% for the three months ended June 30, 1998 and 1999.

      GROSS PROFIT: Gross profit increased $7.0 million, from $21.9 million for the three months ended June 30, 1998 to $28.9 million for the three months ended June 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, gross profit was 43.0% for the three months ended June 30, 1998 and 1999. Gross profit from ice operations decreased slightly from 43.2% to 43.1%, and gross profit on non-ice operations increased from 35.5% to 38.1%.

      OPERATING EXPENSES: Operating expenses increased $1.6 million, from $7.9 million for the three months ended June 30, 1998 to $9.5 million for the three months ended June 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, operating expenses decreased from 15.5% for the three months ended June 30, 1998 to 14.2% for the three months ended June 30, 1999. This decrease was due to greater efficiencies as our current period general and administrative expenses were spread over the larger base of revenues resulting primarily from the acquisitions. Operating expenses from ice operations decreased from 15.3% to 14.2%, and operating expenses on non-ice operations decreased from 16.2% to 11.7%.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amoritzation increased $2.6 million, from $4.8 million for the three months ended June 30, 1998 to $7.4 million for the three months ended June 30, 1999. This increase was primarily due to property additions as a result of acquisitions, installations of Ice Factories and new plant additions. As a percentage of revenues, depreciation and amortization increased from 9.3% for the three months ended June 30, 1998 to 11.1% for the three months ended June 30, 1999. This increase was primarily due to the acquisitions of Reddy Ice in May 1998 and Cassco Ice & Cold Storage in August 1998 that resulted in a greater percentage of fixed assets to goodwill than our previous acquisitions. As a result, the depreciation and amortization from these acquisitions is relatively higher as a percentage of revenues than the company's historic percentages.

      INTEREST EXPENSE: Interest expense increased $1.7 million, from $5.9 million for the three months ended June 30, 1998 to $7.6 million for the three months ended June 30, 1999. As a percentage of revenues, interest expense decreased slightly from 11.5% for the three months ended June 30, 1998 to 11.3% for the three months ended June 30, 1999. The dollar increase in interest expense was a result of higher levels of debt associated with the 1998 acquisitions.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      REVENUES: Revenues increased $39.3 million, from $59.4 million for the six months ended June 30, 1998 to $98.7 million for the six months ended June 30, 1999. Revenues increased $29.2 million as a result of revenues contributed by traditional ice companies, $2.3 million due to the placement of Ice Factories and $7.8 million due to non-ice operations, principally acquired cold storage operations. The increases in traditional ice and non-ice operations primarily were due to acquisitions of traditional ice companies.

      COST OF SALES: Cost of sales increased $24.9 million, from $35.5 million for the six months ended June 30, 1998 to $60.4 million for the six months ended June 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, cost of sales increased from 59.7% for the six months ended June 30, 1998 to 61.2% for the six months ended June 30, 1999. This increase primarily was due to the higher cost of sales margins during the six months ended June 30, 1999 attributable to the acquisitions of Reddy Ice in May 1998 and Cassco Ice & Cold Storage in August 1998. Prior to these acquisitions, a greater proportion of our business was attributable to the Ice Factory that has a lower cost of sales margins than that of traditional ice companies.

      GROSS PROFIT: Gross profit increased $14.4 million, from $23.9 million for the six months ended June 30, 1998 to $38.3 million for the six months ended June 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, gross profit decreased from 40.3% for the six months ended June 30, 1998 to 38.8% for the six months ended June 30, 1999. This increase primarily was due to the relatively higher cost of sales during the six months ended June 30, 1999 resulting from the two major traditional ice company acquisitions, as discussed above. Gross profit from ice operations decreased from 40.3% to 38.3%, and gross profit on non-ice operations increased from 37.8% to 39.9%.

      OPERATING EXPENSES: Operating expenses increased $6.0 million, from $11.8 million for the six months ended June 30, 1998 to $17.8 million for the six months ended June 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, operating expenses decreased from 19.8% for the six months ended June 30, 1998 to 18.0% for the six months ended June 30, 1999. This decrease was due to greater efficiencies realized as our current period general and administrative expenses were spread over the larger base of revenues resulting primarily from the acquisitions. Operating expenses from ice operations decreased from 19.6% to 18.5%, and operating expenses on non-ice operations decreased from 20.8% to 12.6%.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amoritzation increased $7.4 million, from $6.8 million for the six months ended June 30, 1998 to $14.2 million for the six months ended June 30, 1999. This increase was primarily due to property additions as a result of acquisitions, installations of Ice Factories and new plant additions. As a percentage of revenues, depreciation and amortization increased from 11.5% for the six months ended June 30, 1998 to 14.4% for the six months ended June 30, 1999. This increase was primarily due to the acquisitions of Reddy Ice and Cassco Ice & Cold Storage that resulted in a greater percentage of fixed assets to goodwill than our previous acquisitions. As a result, the depreciation and amortization from these acquisitions is relatively higher as a percentage of revenues than the historic percentages.

      INTEREST EXPENSE: Interest expense increased $6.5 million, from $8.7 million for the six months ended June 30, 1998 to $15.2 million for the six months ended June 30, 1999. As a percentage of revenues, interest expense increased from 14.7% for the six months ended June 30, 1998 to 15.4% for the six months ended June 30, 1999. The dollar increase and percentage increase in interest expense was a result of higher levels of debt associated with our borrowing of $270 million through the issuance of the 9 3/4% senior notes and borrowings associated with the 1998 acquisitions.

      EXTRAORDINARY LOSS ON REFINANCING: During the first quarter of 1998, simultaneously with the issuance of the 9 3/4% senior notes and in conjunction with the repurchase of $75 million of Series B notes and Series C notes, we recorded an extraordinary loss on refinancing of $17.4 million for such debt extinguishment that related to the write-off of the debt discount, associated redemption premiums and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

      The company generates cash primarily from the sale of packaged ice through traditional delivery methods and through Ice Factories and, to a lesser extent, through the non-ice operations. Our primary uses of cash are (a) cost of sales,
(b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing other capital equipment and related to the manufacturing and installation of additional Ice Factories and (e) acquisitions.

      We have budgeted approximately $18.9 million of capital expenditures during 1999 for traditional ice and non-ice operations. These expenditures primarily include amounts that we will spend to maintain and expand traditional ice facilities. In addition, based on current installation plans, we expect to spend approximately $9.7 million for the purchase and installation of Ice Factories. During the six months ended June 30, 1999, capital expenditures have been funded with operating cash flow, with proceeds of borrowings under the acquisition loan of the credit facility and, in part, with the proceeds from the disposition of various assets that totaled $4.3 million during the six-month period.

      During the six months ended June 30, 1999, we acquired 11 traditional ice companies and certain assets. The purchase price of these acquisitions was approximately $7.8 million of which $6.2 million was in cash and $1.6 million was common stock (258,236 shares) valued between $5.87 and $6.31 per share.

      We believe that we will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At June 30, 1999, we had working capital of approximately $6.2 million including approximately $4.9 million of cash and cash equivalents. In addition, we had $15.9 million available under the working capital loan of the credit facility and $7.6 million available under the acquisition loan of the credit facility.

      At June 30, 1999, we had approximately $321.9 million of long term debt, net of current maturities, outstanding as follows:

      o     $ 270 million of 9 3/4% senior notes due 2005;

      o     $ 51.2 million outstanding under the company's credit facility; and

      o     $ 0.7 million of other debt, net of debt discount.

      Our credit facility provides for an $80 million line of credit consisting of a $25 million revolving working capital loan and a $55 million revolving acquisition loan. At June 30, 1999, we had approximately $7.8 million outstanding under the working capital loan (excluding $1.3 million of availability supporting letters of credit) and approximately $47.4 million outstanding under the acquisition loan. The revolving credit facility bears interest per annum, at the company's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. The amounts under the acquisition loan will be due beginning June 30, 2000 in 12 equal quarterly installments.

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

      On February 3, 1999, we completed its initial public offering of 10,750,000 shares of common stock at $8.50 per share. The net proceeds of the sale of approximately $85 million were applied as follows: (i) $43.6 million to repurchase the company's 13% exchangeable preferred stock (including repurchase premium) plus accrued and unpaid dividends, (ii) $39.5 million to pay amounts outstanding under the working capital loan and the acquisition loan of the credit facility and (iii) approximately $1.9 million of estimated expenses related to the offering.

      In connection with this offering of common stock, the put redemption feature on the 420,000 shares of common stock with put redemption option was satisfied. In addition, the holders of the Series A and Series B preferred stock with put redemption option exercised their respective conversion features to obtain 450,000 and 124,831 shares of common stock, respectively.

      We expect to continue acquiring traditional ice companies using a combination of cash and common stock. There can be no assurance that acquisitions based upon our criteria can be obtained or funds will be available in sufficient amounts to finance such acquisitions. On April 14, 1999, the company filed an "acquisition shelf" registration statement to register the sale of up to 5,000,000 shares of common stock that can be used in connection with future acquisitions.

      Although the company has periodically reported negative cash flows from operations on a historical basis, we believe that its overall treasury management of cash on hand and available borrowings under the credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements and satisfy working capital and general corporate needs.

      We may need to raise additional funds through public or private debt or equity financing to take advantage of opportunities that may become available, including acquisitions and more rapid expansion. The availability of such capital will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or capital expenditures to sustain our recent rate of growth.

YEAR 2000

      The company is exposed to the risk that the year 2000 issue could cause system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During 1998, we undertook a corporate-wide initiative designed to assess the impact of the year 2000 issue on software and hardware utilized in our operations, including information technology infrastructure ("IT") and embedded manufacturing control technology ("Non-IT").

      Our initiative has been conducted in three phases: assessment, implementation and testing. During the assessment phase, we completed a comprehensive inventory of IT and Non-IT systems and equipment. Many of our IT systems include hardware and packaged software purchased from large vendors who have represented that these systems are already year 2000 compliant. However, we determined that it would be necessary to modify portions of our financial and accounting software. We believe that our Non-IT systems, which include the Ice Factory, are not at risk to the year 2000 issue.

      We believe that with modifications to its existing software, the year 2000 issue can be mitigated. The installation of software modifications has been completed. However, if such modifications are not adequate or do not operate properly, the year 2000 issue could have a material impact on our operations. We plan to complete the testing of the year 2000 modifications during the third quarter of 1999. We have not established a contingency plan but intends to formulate one to address unavoidable risks. We expect to have the contingency plan formulated by the end of the third quarter.

      We do not currently rely on the IT systems of other companies; however, failure of our suppliers or their customers to become year 2000 compliant might have a material impact on our operations. Key suppliers and our largest customers have been contacted and indicate compliance by the end of the third quarter of 1999. Further, we intend to continue to pursue an acquisition strategy, and as a result, there can be no assurance that the IT systems being used by an acquired company will be compliant with the year 2000 issue or that any such conversion or failure to convert an acquired system would not have an adverse effect on us.

      Our efforts with respect to the year 2000 issue have been handled internally by management and other company employees. Costs of developing and carrying out this initiative are being funded from operations and have not represented a material expense. We have completed our cost assessment and believe that the costs of addressing the year 2000 issue should not be significant and should not have a material adverse impact on our financial condition.

GENERAL ECONOMIC TRENDS AND SEASONALITY

      The company's results of operations are generally affected by the economic trends in its market area but results to date have not been impacted by inflation. If an extended period of high inflation were to be encountered, we believe that we will be able to pass on the higher costs to our customers.

      The ice business is highly seasonal. We experience seasonal fluctuations in our net sales and profitability with a disproportionate amount of our net sales and a majority of our net income typically realized in the second and third calendar quarters. We believe that over 60% of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and possibly experience losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations during this period may fluctuate significantly if the weather is unusually cool or rainy.

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

      On May 17, 1999, the company issued to the former holders of the company's 12% notes 12,797 shares of common stock upon exercise of detachable warrants.

      On July 2, 1999, the company issued to the former holders of the company's 12% notes 12,797 shares of common stock upon exercise of detachable warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 17, 1999, the company held its annual meeting of stockholders. At the annual meeting, the following matters were vote upon:

      1. Election of eight directors to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified; and

      2. Consideration and vote upon a proposal to ratify the appointment of the selection of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 1999.

      A total of 17,997,457 shares of the company's common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 16,162,398 shares were present at the meeting and voted as follows:

            With respect to each of the following eight nominees for election to the Board of Directors, shares were voted for the election as follows:
      James F. Stuart (16,130,843 for and 31,555 withheld); A. J. Lewis III (16,008,543 for and 153,855 withheld); Steven P. Rosenberg (16,130,843 for and 31,555 withheld); Richard A. Coonrod (16,130,843 for and 31,555 withheld); Robert G. Miller (16,130,843 for and 31,555 withheld); Rod J. Sands (16,130,843 for and 31,555 withheld); Arthur E. Biggs (16,130,843 for and 31,555 withheld); and David J. Losito (16,130,843 for and 31,555 withheld).

            With respect to the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 1999, shares were voted as follows: 16,130,453 for; 220 votes against and 31,725 votes withheld.

ITEM 5.  OTHER INFORMATION

      None.

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

   4.3 Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)
   4.4 Registration Rights Agreement dated April 30, 1998 by and among Packaged Ice, Ares and Silver Brands Partners, L.P. (formerly SV Capital Partners, L.P.). (Exhibit 4.8)(5)
   4.5 Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of Silver Brands Partners. (Exhibit 10.39)(2)
   4.6     Registration Rights Agreement by and between Packaged Ice and
           Ares, dated February 3, 1999. (7)
   4.7     Registration Rights Agreement by and between Packaged Ice and
           Silver Brands Partners, L.P., dated February 3, 1999. (7)
   4.8 Registration Rights Agreement by and among Packaged Ice, and Dale Johnson, Alan Bernstein and Robert Miller, dated as of April 17, 1997. (Exhibit 10.9)(1)
   4.9 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)
   4.10 Registration Rights Agreement, dated as of July 17, 1997, by and between Packaged Ice and Silver Brands Partners. (Exhibit 10.41)(2)
   4.11 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)
   4.12 Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice's common stock at an exercise price of $13.00 per share dated December 2, 1997.
           (Exhibit 10.3)(4)
   4.13 Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)
   4.14 Registration Rights Agreement by and among Packaged Ice, A. J. Lewis III and Liza B. Lewis, dated as of April 17, 1997. (Exhibit 10.5)(1)
   27.1+   Financial Data Schedule.

---------------
+  Filed herewith.

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

                                     PACKAGED ICE, INC.


Date:  August 10, 1999        By:    /S/ JAMES F. STUART
                                         James F. Stuart
                                         Chief Executive Officer


Date:  August 10, 1999        By:    /S/ JAMES C. HAZLEWOOD
                                         James C. Hazlewood
                                         Chief Financial and Accounting Officer