Form 10-Q
period 1999-09-30
PACKAGED ICE INC
filed 1999-11-12
CIK 917731

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   [ ]        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

      The total number of shares of common stock, par value $0.01 per share, outstanding as of November 2, 1999 was 19,286,209.
================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                            PAGE
                      PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of September 30, 1999
                (unaudited) and December 31, 1998  ........................    3
             Condensed Consolidated Statements of Operations for the
                three and nine months ended September 30, 1999 and 1998
                (unaudited) ...............................................    4
             Condensed Consolidated Statement of Shareholders' Equity
                as of September 30, 1999 (unaudited) ......................    5
             Condensed Consolidated Statements of Cash Flows for the
                nine months ended September 30, 1999 and 1998 (unaudited) .    6
             Notes to the Condensed Consolidated Financial Statements .....    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   13

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   18

Item 2. Changes in Securities and Use of Proceeds .........................   19

Item 3. Default Upon Senior Securities ....................................   19

Item 4. Submission of Matters to Vote of Security Holders .................   19

Item 5. Other Information .................................................   19

Item 6. Exhibits and Reports on Form 8-K ..................................   22

SIGNATURES ................................................................   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                                           1999            1998
                                                                                                       ------------    ------------
                                                                                                        (UNAUDITED)
                                                                                                              (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents .......................................................................   $      2,397    $      3,427
   Accounts receivable, net ........................................................................         29,665          16,692
   Inventories .....................................................................................          7,984           7,695
   Prepaid expenses ................................................................................          1,865           1,688
                                                                                                       ------------    ------------
      Total current assets .........................................................................         41,911          29,502
PROPERTY, net ......................................................................................        186,094         169,208
GOODWILL AND OTHER INTANGIBLES, net ................................................................        244,897         240,750
OTHER ASSETS .......................................................................................            757             797
                                                                                                       ------------    ------------
TOTAL ..............................................................................................   $    473,659    $    440,257
                                                                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term obligations ........................................................   $      9,295    $        231
   Accounts payable ................................................................................         10,026           5,714
   Payable to affiliates ...........................................................................            879             615
   Accrued expenses ................................................................................         14,370          22,506
                                                                                                       ------------    ------------
      Total current liabilities ....................................................................         34,570          29,066
LONG TERM OBLIGATIONS ..............................................................................        315,793         338,150
COMMITMENTS AND CONTINGENCIES ......................................................................           --              --
MANDATORILY REDEEMABLE PREFERRED STOCK:
   10% Exchangeable - 286,422 shares issued and outstanding at September 30, 1999 and
      272,890 at December 31, 1998, liquidation preference of $100 per share .......................         29,843          27,745
   13% Exchangeable - 423,525 shares issued and outstanding at
      December 31, 1998, liquidation preference of $100 per share ..................................           --            38,801
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
   Series A Convertible - 450,000 shares issued and outstanding at December 31, 1998 ...............           --             2,497
   Series B Convertible - 124,831 shares issued and outstanding at December 31, 1998 ...............           --               726
COMMON STOCK WITH PUT REDEMPTION OPTION:
   420,000 shares issued and outstanding at December 31, 1998 ......................................           --             1,972
SHAREHOLDERS' EQUITY:
   Preferred stock, Series C, $0.01 par value, 100 shares authorized and outstanding ...............           --              --
   Common stock, $0.01 par value, 50,000,000 shares authorized; 19,584,440 shares
      issued at September 30, 1999, and 4,925,541 shares issued at December 31, 1998 ...............            196              49
   Additional paid-in capital ......................................................................        125,179          37,250
   Less:  298,231 shares of treasury stock, at cost ................................................         (1,491)         (1,491)
   Accumulated deficit .............................................................................        (30,431)        (34,508)
                                                                                                       ------------    ------------

      Total shareholders' equity ...................................................................         93,453           1,300
                                                                                                       ------------    ------------
TOTAL ..............................................................................................   $    473,659    $    440,257
                                                                                                       ============    ============

               See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ----------------------------  -----------------------------
                                                                         1999           1998           1999             1998
                                                                     ------------   -------------  -------------   -------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................................  $     87,400   $      78,234  $     186,067   $     137,650
Cost of sales......................................................        48,708          45,561        109,113          81,035
                                                                     ------------   -------------  -------------   -------------
Gross profit.......................................................        38,692          32,673         76,954          56,615
Operating expenses.................................................        10,326          10,250         28,121          22,013
Depreciation and amortization expense..............................         7,843           6,008         22,089          12,830
                                                                     ------------   -------------  -------------   -------------
Income from operations.............................................        20,523          16,415         26,744          21,772
Other income, net..................................................            22             353             19             498
Interest expense...................................................        (7,481)         (7,730)       (22,686)        (16,457)
                                                                     ------------   -------------  -------------   -------------
Income before income taxes.........................................        13,064           9,038          4,077           5,813
Income taxes.......................................................             -               -              -               -
                                                                     ------------   -------------  -------------   -------------
Income before extraordinary item
   and preferred dividends.........................................        13,064           9,038          4,077           5,813
Extraordinary loss on refinancing..................................             -               -              -         (17,387)
                                                                     ------------   -------------  -------------   -------------
Net income (loss) before preferred dividends.......................        13,064           9,038          4,077         (11,574)
Preferred dividends................................................           722           1,942          2,332           3,949
                                                                     ------------   -------------  -------------   -------------
Net income (loss) attributable to common shareholders..............  $     12,342   $       7,096  $       1,745   $     (15,523)
                                                                     ============   =============  =============   =============

Net income (loss) per share of common stock:
  Basic:
   Net income before extraordinary item
      attributable to common shareholders..........................  $       0.65   $        1.41  $        0.10   $        0.39
   Extraordinary item..............................................             -               -              -           (3.60)
                                                                     ------------   -------------  -------------   -------------
   Net income (loss) attributable to common shareholders...........  $       0.65   $        1.41  $        0.10   $       (3.21)
                                                                     ============   =============  =============   =============

  Diluted:
   Net income before extraordinary item
      attributable to common shareholder...........................  $       0.63   $        0.97  $        0.10   $        0.28
   Extraordinary item..............................................             -               -              -           (2.61)
                                                                     ------------   -------------  -------------   -------------
   Net income (loss) attributable to common shareholders...........  $       0.63   $        0.97  $        0.10   $       (2.33)
                                                                     ============   =============  =============   =============

Weighted average common shares outstanding:
   Basic...........................................................        18,938           5,046         16,983           4,828
                                                                     ============   =============  =============   =============
   Diluted.........................................................        19,676           7,309         17,721           6,666
                                                                     ============   =============  =============   =============

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  COMMON STOCK
                                           ------------------------
                                             NUMBER
                                               OF           PAR         PAID-IN    TREASURY     ACCUMULATED
                                             SHARES        VALUE        CAPITAL      STOCK        DEFICIT         TOTAL
                                           -----------   ----------   ----------   ----------   ------------   -------------
                                                                             (IN THOUSANDS)
Balance at December 31, 1998...............      4,926   $       49   $   37,250   $   (1,491)  $    (34,508)  $       1,300
Issuance of common stock...................     10,750          108       91,267            -              -          91,375
Conversion of preferred and
      common stock with put
      redemption option....................        994           10        5,185            -              -           5,195
Conversion of warrants.....................      1,131           11          (10)           -              -               1
Common stock issued for
      redemption premium on 13%
      exchangeable preferred stock.........        482            5           (5)           -              -               -
Common stock issued in
      consideration for acquisitions.......      1,301           13        6,945            -              -           6,958
Issuance cost of common stock..............          -            -       (8,550)           -              -          (8,550)
Dividends accumulated on
      10% exchangeable
      preferred stock......................          -            -       (2,097)           -              -          (2,097)
Dividends accumulated on 13%
      exchangeable preferred stock.........          -            -         (235)           -              -            (235)
Net fair value of warrants issued
      in connection with 13%
      exchangeable preferred stock.........          -            -       (4,571)           -              -          (4,571)
Net income.................................          -            -            -            -          4,077           4,077
                                           -----------   ----------   ----------   ----------   ------------   -------------
Balance at September 30, 1999..............     19,584   $      196   $  125,179   $   (1,491)  $    (30,431)  $      93,453
                                           ===========   ==========   ==========   ==========   ============   =============

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             NINE MONTHS ENDED
                                                                                                                 SEPTEMBER 30,
                                                                                                         -------------------------
                                                                                                             1999          1998
                                                                                                         ------------   ----------
                                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)................................................................................  $      4,077   $  (11,574)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
           Depreciation and amoritzation...............................................................        22,089       12,830
           Amortization of debt discount, net..........................................................            30          114
           Gain from disposal of assets................................................................           (19)           -
           Extraordinary loss on refinancing...........................................................             -       17,387
           Change in assets and liabilities:
                Accounts receivable, inventory and prepaid expenses....................................       (13,972)     (11,557)
                Accounts payable and accrued expenses..................................................        (4,255)         (20)
                                                                                                         ------------   ----------
      Net cash provided by operating activities........................................................         7,950        7,180
                                                                                                         ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions...............................................................................       (28,145)     (15,970)
      Cost of acquisitions.............................................................................       (10,565)    (294,029)
      Purchase of short term cash investments..........................................................             -        4,543
      Increase in other noncurrent assets..............................................................          (424)      (2,268)
      Proceeds from disposition of assets..............................................................         4,390            -
                                                                                                         ------------   ----------
      Net cash used in investing activities............................................................       (34,744)    (307,724)
                                                                                                         ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common and preferred stock.............................................        82,825       39,237
      Proceeds from conversion of warrants.............................................................             1            -
      Repurchase of common and preferred stock.........................................................       (43,607)           -
      Proceeds from debt issuance, net.................................................................             -      260,046
      Borrowings from lines of credit..................................................................        49,845       89,550
      Repayment of lines of credit.....................................................................       (63,090)     (18,050)
      Repayment of debt................................................................................          (210)     (75,470)
      Cost of refinancing..............................................................................             -       (3,938)
                                                                                                         ------------   ----------
      Net cash provided by financing activities........................................................        25,764      291,375
                                                                                                         ------------   ----------
NET DECREASE IN CASH AND EQUIVALENTS...................................................................        (1,030)      (9,169)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................................         3,427       14,825
                                                                                                         ------------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................................  $      2,397   $    5,656
                                                                                                         ============   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payments for interest.......................................................................  $     29,180   $   17,393
                                                                                                         ============   ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
      Common stock issued in consideration for business acquisitions...................................  $      6,958   $   10,565
                                                                                                         ============   ==========
      Accretion of warrants in connection with 13% exchangeable preferred stock........................  $         43   $      189
                                                                                                         ============   ==========
      Fair value of warrants issued in connection with 13% exchangeable preferred stock................  $          -   $    4,878
                                                                                                         ============   ==========
      Conversion of common and preferred stock with put redemption
           options into common stock...................................................................  $      5,195   $        -
                                                                                                         ============   ==========
      Conversion of warrants in exchange for common stock..............................................  $         10   $        -
                                                                                                         ============   ==========
      Common stock issued for redemption premium on
           13% exchangeable preferred stock............................................................  $          5   $        -
                                                                                                         ============   ==========
      Long term debt incurred to purchase assets.......................................................  $        109   $        -
                                                                                                         ============   ==========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

2.  ACQUISITIONS

      During the nine months ended September 30, 1999, the Company acquired certain traditional ice businesses and certain assets. The purchase prices of the acquisitions totaled approximately $16.7 million of which $9.7 million was in cash and $7.0 million was in the Company's common stock (1,301,456 shares) valued between $4.82 and $6.31 per share. Further, the Company paid $0.9 million cash related to acquisitions closed during the current and prior reporting periods.

      The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price preliminarily has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair value, current assets of $0.4 million, property plant and equipment of $7.4 million and current liabilities of $0.6 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $9.5 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from the Company's acquisitions was $1.6 million and $1.3 million for the three months ended September 30, 1999 and 1998, respectively, and $4.5 million and $2.6 million for the nine months ended September 30, 1999 and 1998, respectively.

      The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents (i) a summary of the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 as if the acquisitions during 1999 and 1998 had occurred as of January 1 of the immediately preceding year and (ii) a summary of the consolidated results of operations for

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

the three and nine months ended September 30, 1998 as if the acquisitions during the first nine months of 1998 had occurred as of January 1 of the immediately preceding year.

                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           --------------------------    --------------------------
                                                                              1999           1998           1999            1998
                                                                           -----------    -----------    -----------    -----------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Acquisitions during 1999 and 1998:
   Revenues ...........................................................    $    88,701    $    88,221    $   192,155    $   189,140
   Net income (loss) attributable to common
      shareholders ....................................................         12,866         10,200          2,682        (17,968)
   Basic earnings (loss) per share ....................................           0.67           1.61           0.15          (2.83)
   Diluted earnings (loss) per share ..................................           0.64           1.18           0.14          (2.83)

                                                                                                     THREE MONTHS       NINE MONTHS
                                                                                                         ENDED             ENDED
                                                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                          1998              1998
                                                                                                     -------------     -------------
                                                                                                             (IN THOUSANDS,
                                                                                                        EXCEPT PER SHARE AMOUNTS)

Acquisitions for the first nine months of 1998:
   Revenues ...................................................................................      $     82,875       $   178,003
   Net income (loss) attributable to common shareholders ......................................             8,190           (20,564)
   Basic earnings (loss) per share ............................................................              1.62             (4.07)
   Diluted earnings (loss) per share ..........................................................              1.12             (4.07)

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

                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                                        1999                1998
                                                                                                    ------------        ------------
                                                                                                             (IN THOUSANDS)
Raw materials and supplies .................................................................        $      7,073        $      6,560
Finished goods .............................................................................                 911               1,135
                                                                                                    ------------        ------------
   Total ...................................................................................        $      7,984        $      7,695
                                                                                                    ============        ============

4.  EARNINGS PER SHARE

      The computation of earnings (loss) per share is based on net income
(loss), after deducting the dividend requirement of preferred stock, divided by the weighted average number of shares outstanding. Options and warrants to purchase 3,137,198 and 2,510,730 shares of common stock issuable under stock options or warrants that are outstanding but exercisable at prices above the Company's average common stock

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

price for the three and nine months ended September 30, 1999 and 1998 have not been included in the computation of earnings per share.

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         1999           1998            1999           1998
                                                                     ------------   -------------  ------------    -------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings (Loss) for Basic and Diluted Computation:
   Net income before extraordinary item
      and preferred dividends......................................  $     13,064   $       9,038  $      4,077    $       5,813
   Extraordinary loss on refinancing...............................             -               -             -          (17,387)
   Preferred dividends.............................................          (722)         (1,942)       (2,332)          (3,949)
                                                                     ------------   -------------  ------------    -------------
   Net income (loss) attributable to common shareholders...........  $     12,342   $       7,096  $      1,745    $     (15,523)
                                                                     ============   =============  ============    =============

Basic Earnings (Loss) Per Share:
   Weighted average common shares outstanding......................        18,938           5,046        16,983            4,828
                                                                     ============   =============  ============   ==============
   Net income before extraordinary item
      attributable to common shareholders..........................  $       0.65   $        1.41  $       0.10    $        0.39
   Extraordinary loss on refinancing...............................             -               -             -            (3.60)
                                                                     ------------   -------------  ------------   -------------
   Net income (loss) attributable to common shareholders...........  $       0.65   $        1.41  $       0.10    $       (3.21)
                                                                     ============   =============  ============   =============

Diluted Earnings (Loss) per Share:
   Weighted average common shares outstanding......................        18,938           5,046        16,983            4,828
   Shares issuable from assumed conversion of stock
      options and warrants.........................................           738           2,263           738            1,838
                                                                     ------------   -------------  ------------   --------------
   Weighted average common shares outstanding,
      as adjusted..................................................        19,676           7,309        17,721            6,666
                                                                     ============   =============  ============   ==============

   Net income before extraordinary item
      attributable to common shareholders..........................  $       0.63   $        0.97  $       0.10    $        0.28
   Extraordinary loss on refinancing...............................             -               -             -            (2.61)
                                                                     ------------   -------------  ------------   --------------
   Net income (loss) attributable to common shareholders...........  $       0.63   $        0.97  $       0.10    $       (2.33)
                                                                     ============   =============  ============    =============

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

      At September 30, 1999 and December 31, 1998, long term obligations consisted of the following:

                                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                                   1999              1998
                                                                                             ---------------   ---------------
                                                                                                       (IN THOUSANDS)

9 3/4% senior notes......................................................................... $       270,000   $       270,000
Less:  Unamortized debt discount on 9 3/4% senior notes.....................................            (213)             (243)
Credit Facility.............................................................................          54,255            67,500
Other.......................................................................................           1,046             1,124
                                                                                             ---------------   ---------------
Total.......................................................................................         325,088           338,381
Less:  Current maturities...................................................................          (9,295)             (231)
                                                                                             ---------------   ---------------
      Long term obligations, net............................................................ $       315,793   $       338,150
                                                                                             ===============   ===============

6.  CAPITAL STOCK

      The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 19,286,209 shares were outstanding at September 30, 1999 and up to 5,000,000 shares of preferred stock, par value $0.01 per share, of which the board of directors has authorized the designation of 500,100 shares. As of September 30, 1999, the two classes of preferred stock were as follows: (i) 500,000 shares as 10% exchangeable preferred stock, of which 286,422 shares are outstanding; and (ii) 100 shares as Series C preferred stock, of which 100 shares are outstanding. As of September 30, 1999, 393,700 shares and 1,000,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1994 and 1998 Stock Option Plans, respectively, of which 391,200 shares and 427,752 shares, respectively, have been exercised and are outstanding. In addition, 3,057,924 shares have been reserved for issuance upon the exercise of outstanding warrants.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                                   1999              1998
                                                                                             ---------------   ---------------
                                                                                                       (IN THOUSANDS)
Balance Sheet Data:
      Current assets........................................................................ $        39,457   $        29,373
      Property and equipment................................................................         186,089           169,208
      Total assets..........................................................................         461,385           429,508
      Current liabilities...................................................................          19,684            14,864
      Long term debt........................................................................             794               893
      Total shareholders' equity............................................................         265,411           257,722

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   -----------------------------  ----------------------------
                                                                        1999            1998           1999           1998
                                                                   -------------   -------------  -------------   ------------
                                                                                          (IN THOUSANDS)
Operating Data:
      Net revenues................................................ $      87,400   $      73,207  $     186,067   $    126,055
      Gross profit................................................        38,692          29,423         76,954         50,587
      Net income..................................................        14,134           8,706          7,689         10,743

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

10.  SEGMENT INFORMATION

      The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice products and services include refrigerated warehouses, bottled water and leasing of ice production equipment. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and does

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

not allocate assets by segments. Inter-segment sales are accounted for at current market prices. Segment information for the three months ended September 30, 1999 and 1998 is as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30, 1999               THREE MONTHS ENDED SEPTEMBER 30, 1998
                              -------------------------------------------------  -------------------------------------------------
                                  ICE        NON-ICE    ELIMINATION     TOTAL         ICE       NON-ICE    ELIMINATION     TOTAL
                              ----------   ----------   ----------   ----------  -----------  -----------  ----------   ----------
                                                                         (IN THOUSANDS)
Revenues..................... $   82,545   $    4,855   $        -   $   87,400  $    74,152  $     4,712  $     (630)  $   78,234
Cost of sales................     45,707        3,001            -       48,708       42,946        3,117        (502)      45,561
                              ----------   ----------   ----------   ----------  -----------  -----------  ----------   ----------
Gross profit.................     36,838        1,854            -       38,692       31,206        1,595        (128)      32,673
Operating expenses...........      9,552          774            -       10,326        9,613          637           -       10,250
Other income (expense).......         22            -            -           22          351            2           -          353
                              ----------   ----------   ----------   ----------  -----------  -----------  ----------   ----------
      EBITDA................. $   27,308   $    1,080   $        -   $   28,388  $    21,944  $       960  $     (128)  $   22,776
                              ==========   ==========   ==========   ==========  ===========  ===========  ==========   ==========

      Segment information for the nine months ended September 30, 1999 and 1998 is as follows:

                                    NINE MONTHS ENDED SEPTEMBER 30, 1999                NINE MONTHS ENDED SEPTEMBER 30, 1998
                              -------------------------------------------------  -------------------------------------------------
                                  ICE        NON-ICE    ELIMINATION     TOTAL         ICE       NON-ICE    ELIMINATION     TOTAL
                              ----------   ----------   ----------   ----------  -----------  -----------  ----------   ----------
                                                                         (IN THOUSANDS)
Revenues..................... $  171,064   $   16,273   $   (1,270)  $  186,067  $   131,013  $     7,677  $   (1,040)  $  137,650
Cost of sales................    100,317        9,868       (1,072)     109,113       76,894        4,961        (820)      81,035
                              ----------   ----------   ----------   ----------  -----------  -----------  ----------   ----------
Gross profit.................     70,747        6,405         (198)      76,954       54,119        2,716        (220)      56,615
Operating expenses...........     25,914        2,207            -       28,121       20,760        1,253           -       22,013
Other income (expense).......         19            -            -           19          496            2           -          498
                              ----------   ----------   ----------   ----------  -----------  -----------  ----------   ----------
      EBITDA................. $   44,852   $    4,198   $     (198)  $   48,852  $    33,855  $     1,465  $     (220)  $   35,100
                              ==========   ==========   ==========   ==========  ===========  ===========  ==========   ==========

      Reconciliation of EBITDA to net income before extraordinary item and preferred dividends for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       ----------------------------   ----------------------------
                                                                            1999           1998           1999            1998
                                                                       -------------   ------------   -------------  -------------
                                                                                              (IN THOUSANDS)
EBITDA................................................................ $      28,388   $     22,776   $      48,852  $      35,100
Depreciation and amortization.........................................        (7,843)        (6,008)        (22,089)       (12,830)
Interest expense......................................................        (7,481)        (7,730)        (22,686)       (16,457)
Income taxes..........................................................             -              -               -              -
                                                                       -------------   ------------   -------------  -------------
      Income (loss) before extraordinary item and
           preferred dividends........................................ $      13,064   $      9,038   $       4,077  $       5,813
                                                                       =============   ============   =============  =============

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

      The company predominantly operates in two business segments, ice products and non-ice operations. Ice products accounted for approximately 93% of revenues in 1998 and approximately 92% for the nine months ended September 30, 1999. Ice products consist of the following two activities:

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

      At September 30, 1999, the company owned or operated 84 ice manufacturing plants, two facilities for other than ice production, 40 distribution centers, 10 refrigerated warehouses and had an installed base of 2,249 Ice Factories.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      REVENUES: Revenues increased $9.2 million, from $78.2 million for the three months ended September 30, 1998 to $87.4 million for the three months ended September 30, 1999. Revenues increased $7.0 million as a result of revenues contributed by traditional ice companies, $1.4 million due to the placement of Ice Factories and $0.8 million due to non-ice operations, principally acquired cold storage operations. The increases in traditional ice and non-ice operations primarily were due to acquisitions of traditional ice companies and cold storage operations of Cassco Ice & Cold Storage.

      COST OF SALES: Cost of sales increased $3.1 million, from $45.6 million for the three months ended September 30, 1998 to $48.7 million for the three months ended September 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, cost of sales decreased from 58.2% for the three months ended September 30, 1998 to 55.7% for the three months ended September 30, 1999. This decrease resulted from the combined effect of price increases and improved operating costs.

      GROSS PROFIT: Gross profit increased $6.0 million, from $32.7 million for the three months ended September 30, 1998 to $38.7 million for the three months ended September 30, 1999. As a percentage of revenues, gross profit increased from 41.8% for the three months ended September 30, 1998 to 44.3% for the three months ended September 30, 1999. Gross profit from ice operations increased from 42.1% to 44.6%, and gross profit on non-ice operations increased from 33.8% to 38.2%.

      OPERATING EXPENSES: Operating expenses were $10.3 million for both the three months ended September 30, 1998 and the three months ended September 30, 1999. The increase resulting from acquisitions of traditional ice companies was offset by better efficiencies at existing plants. As a percentage of revenues, operating expenses decreased from 13.1% for the three months ended September 30, 1998 to 11.8% for the three months ended September 30, 1999. This decrease was due to greater efficiencies as our current period general and administrative expenses were spread over the larger base of revenues resulting primarily from the acquisitions. Operating expenses from ice operations decreased from 13.0% to 11.6%, and operating expenses on non-ice operations increased from 13.5% to 15.9%.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amoritzation increased $1.8 million, from $6.0 million for the three months ended September 30, 1998 to $7.8 million for the three months ended September 30, 1999. This increase was primarily due to property additions as a result of acquisitions, installations of Ice Factories and new plant additions. As a percentage of revenues, depreciation and amortization increased from 7.7% for the three months ended September 30, 1998 to 9.0% for the three months ended September 30, 1999. This increase was primarily due to the acquisition of Cassco Ice & Cold Storage in August 1998 that resulted in a greater percentage of fixed assets to goodwill than our previous acquisitions. As a result, the depreciation and amortization from these acquisitions is relatively higher as a percentage of revenues than the company's historic percentages.

      INTEREST EXPENSE: Interest expense decreased $0.2 million, from $7.7 million for the three months ended September 30, 1998 to $7.5 million for the three months ended September 30, 1999. As a percentage of revenues, interest expense decreased from 9.9% for the three months ended September 30, 1998 to 8.6% for the three months ended September 30, 1999. The dollar decrease in interest expense was a result of lower levels of debt during the period that was partially offset by higher interest rates.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

      REVENUES: Revenues increased $48.4 million, from $137.7 million for the nine months ended September 30, 1998 to $186.1 million for the nine months ended September 30, 1999. Revenues increased $36.2 million as a result of revenues contributed by traditional ice companies, $3.8 million due to the placement of Ice Factories and $8.4 million due to non-ice operations, principally acquired cold storage operations. The increases in traditional ice and non-ice operations primarily were due to acquisitions of traditional ice companies.

      COST OF SALES: Cost of sales increased $28.1 million, from $81.0 million for the nine months ended September 30, 1998 to $109.1 million for the nine months ended September 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, cost of sales decreased slightly from 58.9% for the nine months ended September 30, 1998 to 58.6% for the nine months ended September 30, 1999. This percentage decrease is the result of increased prices and improved operating efficiencies during 1999.

      GROSS PROFIT: Gross profit increased $20.4 million, from $56.6 million for the nine months ended September 30, 1998 to $77.0 million for the nine months ended September 30, 1999. As a percentage of revenues, gross profit increased slightly from 41.1% for the nine months ended September 30, 1998 to 41.4% for the nine months ended September 30, 1999. This increase resulted from increased prices and more efficient operations, as discussed above. Gross profit from ice operations increased slightly from 41.3% to 41.4%, and gross profit on non-ice operations increased from 35.4% to 39.4%.

      OPERATING EXPENSES: Operating expenses increased $6.1 million, from $22.0 million for the nine months ended September 30, 1998 to $28.1 million for the nine months ended September 30, 1999. This increase primarily resulted from acquisitions of traditional ice companies. As a percentage of revenues, operating expenses decreased from 16.0% for the nine months ended September 30, 1998 to 15.1% for the nine months ended September 30, 1999. This decrease was due to greater efficiencies realized as our current period general and administrative expenses were spread over the larger base of revenues resulting primarily from the acquisitions. Operating expenses from ice operations decreased from 15.8% to 15.1%, and operating expenses on non-ice operations decreased from 16.3% to 13.6%.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amoritzation increased $9.3 million, from $12.8 million for the nine months ended September 30, 1998 to $22.1 million for the nine months ended September 30, 1999. This increase was primarily due to property additions as a result of acquisitions, installations of Ice Factories and new plant additions. As a percentage of revenues, depreciation and amortization increased from 9.3% for the nine months ended September 30, 1998 to 11.9% for the nine months ended September 30, 1999. This increase was primarily due to the 1998 acquisitions of Reddy Ice and Cassco Ice & Cold Storage that resulted in a greater percentage of fixed assets to goodwill than our previous acquisitions. As a result, the depreciation and amortization from these acquisitions is relatively higher as a percentage of revenues than the historic percentages.

      INTEREST EXPENSE: Interest expense increased $6.2 million, from $16.5 million for the nine months ended September 30, 1998 to $22.7 million for the nine months ended September 30, 1999. As a percentage of revenues, interest expense increased slightly from 12.0% for the nine months ended September 30, 1998 to 12.2% for the nine months ended September 30, 1999. The dollar increase and percentage increase in interest expense was a result of higher levels of debt associated with our borrowing of $270 million through the issuance of the 9 3/4% senior notes in January and April, 1998 and borrowings associated with the 1998 acquisitions.

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

      We have budgeted approximately $18.9 million of capital expenditures during 1999 for traditional ice and non-ice operations. These expenditures primarily include amounts that we will spend to maintain and expand traditional ice facilities. In addition, based on current installation plans, we expect to spend approximately $9.7 million for the purchase and installation of Ice Factories. During the nine months ended September 30, 1999, capital expenditures have been funded with operating cash flow, with proceeds of borrowings under the acquisition loan of the credit facility and, in part, with the proceeds from the disposition of various assets that totaled $4.4 million during the nine-month period.

      During the nine months ended September 30, 1999, we acquired 22 traditional ice companies and certain assets. The purchase price of these acquisitions was approximately $16.7 million of which $9.7 million was in cash and $7.0 million was common stock (1,301,456 shares) valued between $4.82 and $6.31 per share.

      We believe that we will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At September 30, 1999, we had working capital of approximately $7.3 million, including approximately $2.4 million of cash and cash equivalents. In addition, we had $23.0 million available under the working capital loan of the credit facility (after $2.0 million of availability supporting outstanding letters of credit) and $0.7 million available under the acquisition loan of the credit facility.

      At September 30, 1999, we had approximately $315.8 million of long term debt, net of current maturities, outstanding as follows:

      o $270.0 million of 9 3/4% senior notes due 2005;
      o $45.2 million outstanding under the company's credit facility; and
      o $0.6 million of other debt, net of debt discount.

      Our credit facility provides for an $80 million line of credit consisting of a $25 million revolving working capital loan and a $55 million revolving acquisition loan. At September 30, 1999, we had no borrowings outstanding under the working capital loan and approximately $54.3 million outstanding under the acquisition loan. The revolving credit facility bears interest per annum, at the company's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. The amounts under the acquisition loan will be due beginning June 30, 2000 in 12 equal quarterly installments.

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

      We expect to continue acquiring traditional ice companies using a combination of cash and common stock. There can be no assurance that acquisitions based upon our criteria can be obtained or funds will be available in sufficient amounts to finance such acquisitions. On April 14, 1999, the company filed an "acquisition shelf" registration statement to register the sale of up to 5,000,000 shares of common stock that can be used in connection with future acquisitions of which 3,956,780 remain unissued. During the nine months ended September 30, 1999, the company issued 1,301,456 shares of common stock in connection with acquisitions, including 1,043,220 shares of "acquisition shelf" common stock.

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

      We believe that with modifications to existing software, the year 2000 issue can be mitigated. The installation of software modifications has been completed. During the third quarter, we performed a test of our primary system, the purpose of which was to change the computer dates forward past January 1, 2000 in an attempt to evaluate the system performance using test transactions. The tests were successful, and it was determined that our primary systems performed correctly. However, if such modifications ultimately do not operate properly or prove not to be adequate, the year 2000 issue could have an adverse impact on our operations. Based on our overall assessment of the impact of the year 2000 issue and the results of our inquiries and testing, we do not plan to develop a contingency plan at this time. We will continue, however, to monitor our systems as we approach the year 2000, and if any unexpected developments arise that would require a contingency plan, we will develop such a plan.

      We do not currently rely on the IT systems of other companies; however, failure of our suppliers or their customers to become year 2000 compliant might have a material impact on our operations. Key suppliers and our largest customers have been contacted and have indicated year 2000 compliance.

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

      The ice business is highly seasonal. We experiences seasonal fluctuations in our net sales and profitability with a disproportionate amount of our net sales and a majority of our net income typically realized in the second and third calendar quarters. We believe that over 60% of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and possibly experience losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations during this period may fluctuate significantly if the weather is unusually cool or rainy.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On September 28, 1999, the company filed a Registration Statement on Form S-3, which became effective on October 6, 1999, registering the resale by holders of 931,328 shares of the company's common stock. Included in the shares registered were 258,236 shares of common stock issued during the second quarter of 1999 in connection with acquisitions made during that period at prices ranging from $5.87 to $6.31 per share.

      During the three months ended September 30, 1999, the company issued 1,043,220 shares of "acquisition shelf" common stock in connection with acquisitions made during that period at prices ranging from $4.82 to $5.23 per share.

      On November 1, 1999, the company elected to pay in kind dividends on the 10% exchangeable preferred stock, which totaled 14,439 shares of 10% exchangeable preferred stock and 6,676 warrants to purchase company common stock at $13 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      On October 29, 1999, the company's board of directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the company's common stock. The dividend is payable on November 9, 1999 (the "Record Date") to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series D Participating Cumulative Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the company at a price of $12 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the company and American Stock Transfer & Trust Company as Rights Agent (the "Rights Agent").

      Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding common stock or (ii) 10 business days (or such later date as may be determined by action of the board of directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding common stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of the Record Date, by such common stock certificate with a copy of a Summary of Rights attached thereto.

      The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the common stock. Until the Distribution Date (or earlier redemption or expiration of the Rights), new common stock certificates issued after the Record Date upon transfer or new issuance of common stock will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for common stock outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the common stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the common stock as of the close of business on the Distribution Date and such separate Rights Certificates alone will evidence the Rights.

      The Rights are not exercisable until the Distribution Date. The Rights will expire on November 9, 2009 (the "Expiration Date"), unless the Rights are earlier redeemed or exchanged by the company, in each case, as described below.

      The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares, or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

      The number of outstanding Rights and the number of one one-thousandths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the common stock or a stock dividend on the common stock payable in common stock or subdivisions, consolidations or combinations of the common stock occurring, in any such case, prior to the Distribution Date.

      Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1,000 per share but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each Preferred Share will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which common stock is exchanged, each Preferred Share will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions.

      Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-thousandth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one share of common stock.

      In the event that the company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.

      At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding common stock, the board of directors of the company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one share of common stock, or one one-thousandth of a Preferred Share, per Right (subject to adjustment).

      With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-thousandth of a Preferred Share, which may, at the election of the company, be evidenced by depositary receipts) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

      At any time prior to the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 20% or more of the outstanding common stock, the board of directors of the company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time on such basis with such conditions as the board of directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

      The terms of the Rights may be amended by the board of directors of the company without the consent of the holders of the Rights, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

      Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the company, including, without limitation, the right to vote or to receive dividends.

        The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the company's board of directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the board of directors since the Rights may be redeemed by the company at the Redemption Price prior to the time that a person or group has acquired beneficial ownership of 20% or more of the common stock.

        The Rights Agreement, dated as of October 29, 1999, between the company and American Stock Transfer & Trust Company, as Rights Agent, specifying the terms of the Rights and including the form of Statement of Resolution setting forth the terms of the Preferred Shares as an exhibit thereto, and the form of press release announcing the declaration of the Rights are attached hereto as exhibits and are incorporated herein by reference. The foregoing description of the Rights is qualified in its entirety by reference to such exhibits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

      The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

EXHIBIT NO                             DESCRIPTION
---------- ---------------------------------------------------------------------
   3.1 Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on February 5, 1992. (Exhibit 3.2)(1)
   3.2 Articles of Amendment to the Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on August 11, 1998. (Exhibit 3.2) (6)
   3.3     Amended and Restated Bylaws of Packaged Ice, effective as of
           January 20, 1997. (Exhibit 3.5)(1)
   4.1     Certificate of Designation of Series C Preferred Stock. (Exhibit
           4.1)(4)
   4.2     Amended and Restated Certificate of Designation of 10%
           Exchangeable Preferred Stock. (Exhibit 4.12)(5)
   4.3 Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)
   4.4 Registration Rights Agreement dated April 30, 1998 by and among Packaged Ice, Ares and Silver Brands Partners, L.P. (formerly SV Capital Partners, L.P.). (Exhibit 4.8)(5)
   4.5 Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of Silver Brands Partners. (Exhibit 10.39)(2)
   4.6     Registration Rights Agreement by and between Packaged Ice and
           Ares, dated February 3, 1999. (7)
   4.7     Registration Rights Agreement by and between Packaged Ice and
           Silver Brands Partners, L.P., dated February 3, 1999. (7)
   4.8 Registration Rights Agreement by and among Packaged Ice, and Dale Johnson, Alan Bernstein and Robert Miller, dated as of April 17, 1997. (Exhibit 10.9)(1)
   4.9 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)
   4.10 Registration Rights Agreement, dated as of July 17, 1997, by and between Packaged Ice and Silver Brands Partners. (Exhibit 10.41)(2)
   4.11 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)
   4.12 Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice's common stock at an exercise price of $13.00 per share dated December 2, 1997.
           (Exhibit 10.3)(4)
   4.13 Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)
   4.14 Registration Rights Agreement by and among Packaged Ice, A. J. Lewis III and Liza B. Lewis, dated as of April 17, 1997. (Exhibit
           10.5)(1)
   4.15 Rights Agreement, dated as of October 29, 1999, between Packaged Ice, Inc. and American Stock Transfer & Trust Company, which includes the form of Statement of Resolutions setting forth the terms of the Series D Participating Cumulative Preferred Stock, par value $.01 per share, as Exhibit A; the form of Rights Certificate, as Exhibit B; and the Summary of Rights to Purchase Preferred Shares, as Exhibit C. (Exhibit 1)(8)

   27.1+   Financial Data Schedule.
   99.1    Press Release issued by the Company on November 1, 1999. (Exhibit
           2)(8)
--------------------------
+  Filed herewith.

     (1) Filed as an Exhibit to Packaged Ice's Registration Statement on Form S-4 (File No. 333-29357), filed with the Commission on June 16, 1997.
     (2) Filed as an Exhibit to the Amendment No. 1 to Packaged Ice's Registration Statement on Form S-4 (No. 333-29357), filed with the Commission on July 29, 1997.
     (3) Filed as an Exhibit to Packaged Ice's Third Quarter Disclosure on Form 10-Q with the Commission on November 14, 1997.
     (4) Filed as an Exhibit to Form 8-K filed on behalf of Packaged Ice with the Commission on December 15, 1997.
     (5) Filed as an Exhibit to Form 8-K/A filed on behalf of Packaged Ice with the Commission on May 12, 1998.
     (6) Filed as an Exhibit to Amendment No. 1 to Packaged Ice's Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on October 2, 1998.
     (7) Filed as an Exhibit to Form 10-K, filed with the Commission on March 30, 1999.
     (8) Filed as an Exhibit to Packaged Ice's Registration Statement on Form 8-A (File No. 000-24851), filed with the Commission on November 1, 1999.

(B)  REPORTS ON FORM 8-K:

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     PACKAGED ICE, INC.


Date:  November 12, 1999      By:    /S/ JAMES F. STUART
                                     James F. Stuart
                                     Chief Executive Officer


Date:  November 12, 1999      By:    /S/ JAMES C. HAZLEWOOD
                                     James C. Hazlewood
                                     Chief Financial and Accounting Officer