Form 10-K405
period 1999-12-31
PACKAGED ICE INC
filed 2000-03-28
CIK 917731

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period _______ to _______

                        Commission file number 333-29357

                             ----------------------

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

                                 (713) 464-9384
                (Issuer's telephone number, including area code)
                             ----------------------

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $0.01 per share

           Securities registered pursuant to Section 12(g) of the Act
                         Preferred Share Purchase Rights

Indicate  by check  mark  whether  the  registrant  (1) filed all  reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]  No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $54.8 million as of March 10, 2000. The total number of shares of common stock, par value $0.01 per share, outstanding as of March 10, 2000 was 19,308,709.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                     PAGE
PART I

   Item 1.    Business...............................................  2
   Item 2.    Properties............................................. 10
   Item 3.    Legal Proceedings...................................... 11
   Item 4.    Submission of Matters to a Vote of Security Holders.... 11

PART II

   Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.................................. 12
   Item 6.    Selected Financial Data................................ 17
   Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................. 18
   Item 8.    Financial Statements and Supplementary Data............ 27
   Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.................. 27

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K........................................... 28

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 74,000 customer locations in 27 states and the District of Columbia. Packaged Ice has grown significantly since its incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, Packaged Ice has completed 76 acquisitions of traditional ice companies, principally in the southern half of the United States. These acquisitions have enabled Packaged Ice to enter new geographic regions, increase its presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers.

      Packaged Ice predominantly operates in two business segments: ice products and non-ice operations. Ice products accounted for approximately 93% and 91% of revenues in 1998 and 1999, respectively, and consist of the following two activities:

      o the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

      o the installation of Ice Factories, Packaged Ice's proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

      Packaged Ice's other business segment, non-ice, consists of refrigerated warehousing, bottled water and the leasing of ice production equipment. The majority of non-ice operations was acquired through acquisitions completed in 1998.

      At December 31, 1999, Packaged Ice owned or operated 70 ice manufacturing plants, one bottled water manufacturing facility, 44 distribution centers and nine refrigerated warehouses. Including an installed base of 2,354 Ice Factories, Packaged Ice had a combined, rated ice manufacturing capacity of approximately 14,400 tons of ice per day.

TRADITIONAL ICE MANUFACTURING

      The packaged ice industry is highly fragmented and is led by Packaged Ice and several regional, multi-facility competitors. In addition, the industry includes numerous local and regional companies of varying size and competitive resources. Traditional ice manufacturers produce and package ice at centrally located facilities and normally distribute to a limited radius of approximately 100 miles from the point of production. Due to high product transportation and storage costs, the ice business has historically been a regional service business. As a result of geographic constraints, success in the ice business depends upon an efficient manufacturing and distribution system with high-density customer distribution routes in a region; high customer concentration within a market area; and the ability to ensure prompt and reliable delivery during peak seasonal months. Management believes that Packaged Ice's consolidation of traditional ice manufacturers within a geographic region provides efficiencies in manufacturing and distribution largely due to higher density of customer sites and the flexibility to shift production among its manufacturing plants within a region. These efficiencies give Packaged Ice an advantage over its competitors.

      Packaged Ice believes that packaged ice products are purchased as needed by consumers and that such purchases are relatively price insensitive due principally to the low cost of the product and absence of substitute products. The industry is seasonal, characterized by peak demand occurring during the warmer months of May through September, with an extended selling season occurring in the southern United States. On a year-to-year basis, demand remains stable and is generally only adversely affected by abnormally cool or rainy weather within a region. Management believes that Packaged Ice's geographic diversification helps mitigate the potential adverse impact of abnormal weather patterns in any particular market.

THE ICE FACTORY

      The Ice Factory is an automated system that is capable of producing, packaging and storing up to 40,000 bags of ice per year. It is most frequently used in high volume supermarkets, and other commercial locations, such as construction staging areas and large manufacturing plants. The placement of the Ice Factory at customer locations is based upon a thorough review of each site, which primarily focuses on historical ice sales at the site. Also included in the site review is an analysis of the surrounding trade area, the level of overall retail activity, the level of direct competition and the proximity of the site to other Ice Factories. Upon completion of this review, a determination is made as to the viability of the location and whether single or multiple machines are required at the time of initial installation. Packaged Ice owns or leases from a third party the machines and charges its customers for empty bags purchased and delivered. Packaged Ice generally pays for all installation and maintenance costs, while the retailer provides and pays for the cost of utilities.

      The Ice Factory, when combined with traditional delivery methods, provides Packaged Ice numerous advantages compared to companies with only traditional ice manufacturing and delivery. Some of these advantages include:

      o a flexible delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from traditional ice manufacturing facilities;

      o the ability to redistribute production from Packaged Ice's traditional ice facilities to new customers as well as satisfy seasonal peak demand at stores with Ice Factories; and

      o higher operating margins, due to significantly reduced production (customer pays for electricity and water), storage and distribution costs.

      An Ice Factory typically consists of one or more standard ice cubers, an ice merchandiser built to Packaged Ice's specifications and a bagging machine. Lancer Corporation, a shareholder of Packaged Ice, manufactures the bagging component, the heart of the Ice Factory, under an exclusive original equipment manufacturing agreement. To guard against product contamination and satisfy consumer demand for high quality, sanitary ice, the Ice Factory has been engineered to meet all National Sanitation Foundation specifications for ice production, contains a patented automatic sanitizing system and is U.L. approved. Packaged Ice has obtained patents on certain of the technologies used in the bagging device component of the Ice Factory. Management believes that these patents cover all patentable technology of a material nature currently being used in the bagging device.

BUSINESS STRATEGY

      Packaged Ice's business strategy is to strengthen its position as the leading packaged ice company in North America. Packaged Ice plans to increase revenues and profitability through a combination of selective acquisitions of traditional ice companies, new placements of Ice Factories, internal growth and margin enhancement. Management believes that Packaged Ice's size, national scope, industry experience, ability to complete and integrate acquisitions and its proprietary Ice Factory give it significant competitive advantages in pursuing its business strategy. These advantages have enabled Packaged Ice to develop an efficient regional production and distribution network and to service national accounts through an expanded geographic presence. As a result, management believes Packaged Ice competes effectively with smaller, local packaged ice companies.

ACQUISITIONS

      Packaged Ice's acquisition strategy is focused on expanding its traditional ice operations into new markets across the United States and increasing its presence in markets it currently serves. In substantially all acquisitions, Packaged Ice requires the seller or its principal shareholders to enter into a covenant not to compete. In addition, Packaged Ice seeks to retain key management of the acquired companies in many instances. Acquired traditional ice companies generally can be classified into one of two categories as follows:

      o MARKET LEADERS. As part of its strategy to expand its traditional ice operations into new markets and strengthen its national presence, Packaged Ice focuses its acquisition efforts on companies with a leading market share position in an identified market area. These acquisitions may represent an initial entry into a geographic area, or, alternatively, be made subsequent to the placement of Ice Factories with key customer accounts in a region. Acquiring a leading competitor is designed to give Packaged Ice critical mass required to provide a high level of service, additional customer relationships for the potential placement of Ice Factories and a platform to integrate tuck-in acquisitions.

      o TUCK-INS. Tuck-in acquisitions are smaller acquisitions intended to add incremental production and/or distribution capabilities in an established market. Since existing operations can be leveraged, substantial cost savings can be realized while generating incremental revenues and enhancing Packaged Ice's market presence and ability to service customer accounts. If the tuck-in acquisition results in redundant ice manufacturing capacity, the related production equipment can be readily dismantled and redeployed to a region in need of additional capacity or sold.

      Since April 1997, Packaged Ice has completed 76 acquisitions. Significant acquisitions have included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 for approximately $180.8 million in cash, and the purchase of Cassco Ice & Cold Storage, Inc. in July 1998 for approximately $59 million in cash. Reddy, prior to the acquisition, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the
Mid-Atlantic region.   Packaged Ice's acquisitions have provided:

      o     increased cash flow;
      o     a national scope to better service large customers;
      o economies of scale and cost savings through the consolidation of redundant manufacturing and distribution facilities and the consolidation of redundant administrative and selling functions; and
      o     improved access to key markets and new customers.

DISTRIBUTION

      Due to high product transportation and shipping costs, the ice business has historically been a regional service business in which manufacturers produce and package ice at centrally-located facilities and distribute to a limited market radius of approximately 100 miles. Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, Packaged Ice focuses on maintaining an efficient service, distribution and pricing system in each of its markets. Packaged Ice delivers ice through both traditional distribution and the on-site Ice Factory system. Packaged Ice believes that this unique combination of distribution platforms enables it to redistribute ice production efficiently from its traditional ice facilities to additional customers and to supplement Ice Factory production during seasonal peak demand.

      TRADITIONAL DISTRIBUTION. Packaged Ice produces and bags ice at its centrally located manufacturing facilities and subsequently stores the ice or transports it directly to retail and commercial customers. To store ice inventory, Packaged Ice owns or rents appropriate freezer space. During the peak summer months, Packaged Ice may lease additional trucks and purchase additional ice from other producers to maintain high service levels and customer goodwill.

      Packaged Ice currently serves over 74,000 customer locations principally through, among other things, the use of its approximately 67,000 ice merchandisers (small cold storage boxes) that are installed at store locations. Packaged Ice's growth has allowed it to develop an efficient production and distribution network by providing it with customer density, additional production capacity and dedicated distribution centers. Because of increased customer density, Packaged Ice has improved routing efficiencies and reduced its transportation costs, which represents its largest cost component. In addition, the acquisition of additional production capacity in selected markets has allowed Packaged Ice to avoid "stock outs" and lost sales during peak periods. Further, by acquiring dedicated distribution centers and refrigerated warehouse facilities, Packaged Ice has reduced its storage costs. Packaged Ice also sells to wholesale distributors, who resell the ice to retail customers.

      ICE FACTORY. By producing and bagging the ice at the customer's location, the Ice Factory reduces Packaged Ice's distribution, labor and energy costs because retailers provide and pay for the cost of utilities. The transportation costs which are characteristic of traditional ice delivery are also eliminated by on-site production. As a result of these cost savings, management believes that the Ice Factory provides Packaged Ice with superior operating margins in high volume locations compared to traditional ice delivery.

      Packaged Ice believes that providing frequent, regular and reliable service and support is one of the most important elements in operating its Ice Factory network. Packaged Ice announced on February 15, 2000 the selection of Isochron Data Corporation as its exclusive supplier of wireless remote monitoring services for the Ice Factories. Isochron's PolarCast system is a wireless remote monitoring system that employs the Internet to efficiently and effectively monitor refrigerator and freezer equipment. Because the Isochron system employs wireless technology, the need for and cost of dedicated telephone lines is removed from the communication process. The result is a better service level of communication from the Ice Factories to Packaged Ice's service center at a fraction of the previous system's cost. Additionally, Packaged Ice has a routine route servicing system, using trained service representatives to perform the regularly scheduled service procedures, and Packaged Ice maintains toll-free telephone support for responding to customer calls regarding repairs and maintenance.

ICE PRODUCTS

      Packaged Ice markets its ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. Packaged Ice produces its ice in cube, half-moon, cylindrical and crushed forms to satisfy customer demands. Packaged Ice's primary ice product is cocktail ice packaged in seven and eight pound bags, which it sells principally to convenience stores and supermarkets. Packaged Ice also sells cocktail ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, Packaged Ice sells block ice in 10, 25 and 300 pound sizes, primarily to commercial, agricultural and industrial customers.

NON-ICE OPERATIONS

      Packaged Ice also derives revenues from other goods and services including refrigerated warehousing, the manufacturing and sale of bottled water and sale and leasing of ice production equipment other than the Ice Factory.

RAW MATERIALS

      Packaged Ice has not experienced any material supply problems in the past with respect to its business segments. Except with respect to its water supply and electricity in specific markets, Packaged Ice is not dependent upon any single supplier for materials used in the manufacturing and packaging of its ice products.

      Packaged Ice uses large quantities of plastic bags. Bag usage for 2000 is expected to approximate 425 million bags. There are numerous plastic bag manufacturers throughout the United States with the capability of providing Packaged Ice's plastic bag needs. Arrow Industries, Inc. and Bemis Company, Inc. currently manufacture the majority of plastic bags used by Packaged Ice. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. Packaged Ice historically has not attempted to pass through changes in the price of plastic bags; therefore, a large, abrupt change in the price of plastic bags could have a material adverse effect on Packaged Ice's operating margins, although such adverse effects historically have been temporary. There can be no assurance that significant changes in plastic bag, fuel or other commodity prices would not have a material adverse effect on Packaged Ice's business, results of operations and debt service capabilities.

CUSTOMERS

      Packaged Ice markets its ice products to a broad range of customers, including supermarket chains, convenience stores, wholesale ice and food distributors, commercial users, resorts and restaurants, agricultural buyers and competitive producers and self-suppliers who experience supply shortages. The primary purchasers of Packaged Ice's traditional ice products and users of its Ice Factory are retailers with no internal ice production capacity. Management believes that reasonable pricing, when combined with quality service, results in customer loyalty.

      Packaged Ice has a diversified customer base, with its largest customer accounting for less than 6% of sales in 1999. In addition, Packaged Ice has a geographically diversified customer base, with customer locations in 27 states throughout the southern half of the United States and the District of Columbia. Some of Packaged Ice's larger national accounts include convenience and petroleum store chains Circle K, 7-Eleven, Texaco, Exxon/Mobil, and Chevron and grocery store chains Albertson's, Kroger, Safeway and Wal-Mart/Sam's Club. Major regional customers include convenience and petroleum store chains L'il Champs and Diamond Shamrock and grocery store chains Publix, Winn-Dixie and HEB. Packaged Ice believes the geographic breadth of its customer base helps to protect it from the effects of adverse weather in a particular region, such as reduced sales due to abnormally cool or rainy conditions.

COMPETITION

      Competition in the packaged ice industry is based primarily on service, price and quality. To compete successfully, an ice manufacturer must be able to increase production and distribution capacity substantially on a seasonal basis while maintaining cost efficiency. Management believes that Packaged Ice's high quality traditional production facilities, financial resources, high regional market share and associated route density and proprietary Ice Factory capability provide it with numerous competitive advantages. Management also believes that Packaged Ice's geographic diversification and the advantages of the Ice Factory for high volume retailers have helped develop relationships with certain national supermarket chains and will continue to assist Packaged Ice in its penetration of this market.

      The traditional packaged ice industry is highly competitive. In addition to Packaged Ice's direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Because only one ice manufacturer typically serves a retail site, Packaged Ice's ice products generally do not face competition within a particular store. The traditional packaged ice industry in the United States is led by Packaged Ice and several regional, multi-facility competitors and, in addition, includes numerous local and regional companies of varying sizes and competitive resources.

INFORMATION SYSTEMS

      Internal information systems are critical to Packaged Ice's ability to operate efficiently. Packaged Ice is able to monitor individual manufacturing plant and Ice Factory performance on a daily basis through automated reporting systems. This information enables management to track profitability, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, Packaged Ice has converted its accounting and financial reporting functions to its satellite-based system that is installed in all operating locations, which facilitates centralized cash management, timely financial reporting, consistent reporting formats and improved inventory tracking.

INTELLECTUAL PROPERTY

      Packaged Ice regards the Ice Factory as proprietary and relies primarily on a combination of patents, nondisclosure and confidentiality agreements and other copyright protection methods to secure and protect its intellectual property rights. Packaged Ice holds or has exclusive rights to several patents relating to the Ice Factory. In addition, Packaged Ice has developed or acquired a number of trademarks (both registered and common law) and trade names for use in its ice business and holds licenses for the use of additional trademarks from third parties. Although Packaged Ice's use of its trademarks has created goodwill and results in product differentiation, management does not believe that the loss of any of Packaged Ice's trademarks would have a material adverse effect on its operations.

GOVERNMENT REGULATION

      The packaged ice industry is subject to various federal, state and local laws and regulations. These require Packaged Ice, among other things, to obtain licenses for its plants and machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding its plants and the Ice Factories and to control the quality and quantity of its ice continuously.

      Packaged Ice's packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. The State of Florida has imposed additional requirements including (a) quarterly testing of the ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (b) specific requirements for keeping ice packaging operations separate from other activities and (c) labeling requirements for the bags used, including the name of the company and the net weight. Certain of Packaged Ice's Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. Packaged Ice believes that its facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that Packaged Ice will be able to maintain such substantial compliance in the future.

      Packaged Ice is subject to certain health and safety regulations including Occupational Safety and Health Act regulations. These regulations require Packaged Ice to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

ENVIRONMENTAL MATTERS

      Packaged Ice's ice manufacturing and ice storage operations are subject to federal, state and local environmental laws and regulations. As a result, Packaged Ice has the potential to be involved from time to time in administrative or legal proceedings relating to environmental matters. There can be no assurance that the aggregate amount of any environmental liabilities that might be asserted in any such proceeding will not be material. Packaged Ice cannot predict the types of environmental laws or regulations that may be enacted in the future by federal, state or local governments; how existing or future laws or regulations will be interpreted or enforced; or what types of environmental conditions may be found to exist at its facilities. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by Packaged Ice, some of which could be material.

      Packaged Ice generates and handles certain hazardous substances in connection with the manufacture and storage of packaged ice. The handling and disposal of these substances and wastes is subject to federal, state and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. In addition, although Packaged Ice has historically used freon refrigerants, which have been banned from production; several alternate unregulated refrigerants exist which have similar or better economic basis. The most prominent banned product used by Packaged Ice was R-12 freon, which has been easily exchanged by Packaged Ice's own qualified service personnel during the course of ordinary servicing of ice merchandising equipment. Packaged Ice believes that the numerous, economically neutral refrigerants available assures that the ban will have little, if any, effect on the results of Packaged Ice's operations.

      Certain of Packaged Ice's current and former facilities are located in industrial areas and have been in operation for many years. As a consequence, it is possible that historical activities on these properties or current or historical activities on adjacent properties have affected properties that are currently or formerly owned by Packaged Ice. As a result, additional environmental issues may arise in the future as a result of these activities, the precise nature of which Packaged Ice cannot predict.

      Packaged Ice thus may become liable for site contamination at properties currently or formerly owned by Packaged Ice. Although such liability has not had a material adverse affect on the financial condition or operating results of Packaged Ice in the past and management has no knowledge of claims that could be expected to have a material adverse affect on its financial condition or operations, there can be no assurance that Packaged Ice will not incur significant costs in connection with historical handling or disposal of such substances and wastes.

EMPLOYEES AND LABOR RELATIONS

      At December 31, 1999, Packaged Ice employed approximately 2,000 employees, of which 14 were represented by a union or were subject to a collective bargaining agreement. Packaged Ice generally has not experienced difficulty in meeting its seasonal employment needs. Packaged Ice has never experienced a work stoppage due to labor difficulties, and management believes its relationship with its employees is good.

GENERAL ECONOMIC TRENDS AND SEASONALITY

      Packaged Ice's results of operations are generally affected by the economic trends in its market area but results to date have not been impacted by inflation. If an extended period of high inflation is encountered, Packaged Ice believes that it will be able to pass on its higher costs to its customers.

      The ice business is highly seasonal. Packaged Ice experiences seasonal fluctuations in its net sales and profitability with a disproportionate amount of Packaged Ice's net sales and a majority of its net income typically realized in its second and third calendar quarters. Packaged Ice believes that over 60% of its revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of its revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, Packaged Ice will most likely experience lower profit margins and possibly even losses during the first and fourth calendar quarters. In addition, because Packaged Ice's operating results depend significantly on sales during its peak season, Packaged Ice's quarterly results of operations may fluctuate significantly as a result of adverse weather during this period if the weather is unusually cool or rainy.

ITEM 2.  PROPERTIES

      Packaged Ice maintains its principal executive offices in Houston, Texas, where it leases approximately 13,050 square feet of space. The lease expires on April 30, 2001. At December 31, 1999, Packaged Ice owned or leased 70 manufacturing plants, one bottled water manufacturing facility, 44 distribution facilities and nine refrigerated warehouses. Including an installed base of 2,354 Ice Factories, Packaged Ice had a combined, rated ice manufacturing capacity of approximately 14,400 tons per day. In addition, Packaged Ice has regional service centers for its Ice Factories located throughout its market areas.

      Certain manufacturing and distribution facilities may be permanently closed in conjunction with Packaged Ice's continuing consolidation plans, while others may be closed on a seasonal basis depending upon production demand. The following is a list of the facilities as of March 10, 2000:

                                                                                             TRADITIONAL
                                                                                             MANUFACTURING
                                   NO. OF       BOTTLED WATER      NO. OF      NO. OF COLD     CAPACITY
                                MANUFACTURING   MANUFACTURING   DISTRIBUTION     STORAGE     (RATED TONS
                                 FACILITIES       FACILITY       FACILITIES    FACILITIES      PER DAY)
                                -------------   -------------   ------------   -----------   -------------
           Alabama..............       4              1              1              -               682
           Arkansas.............       1              -              5              -               240
           Arizona..............       5              -              1              1             1,085
           California...........       2              -              1              1               240
           Colorado.............       1              -              -              1               200
           Florida..............      12              -              4              -             2,247
           Georgia..............       3              -              4              -               970
           Louisiana............       4              -              5              -               820
           Mississippi..........       1              -              1              -                60
           Missouri.............       1              -              -              -               180
           Maryland.............       1              -              -              -                 9
           New Mexico...........       1              -              1              -               160
           Nevada...............       1              -              -              1               200
           North Carolina.......       -              -              -              1                 -
           Oklahoma.............       3              -              2              -               470
           Tennessee............       3              -              -              -               244
           Texas................      18              -             16              -             3,068
           Utah.................       1              -              -              -               120
           Virginia.............       6              -              3              3               912
           West Virginia........       1              -              -              1                96
           Washington, D.C......       1              -              -              -                98
                                   -----          -----          -----          -----         ---------
                Total...........      70              1             44              9            12,101
                                   =====          =====          =====          =====         =========

ITEM 3.  LEGAL PROCEEDINGS

      Packaged Ice is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on Packaged Ice's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended December 31, 1999, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Packaged Ice's common stock began trading on the Nasdaq National Market System under the symbol "ICED" upon the pricing of Packaged Ice's initial public offering in January 1999. The following table sets forth the high and low closing prices of our common stock, for the periods indicated:

                                          PRICE RANGE
                                    ---------------------
                                       HIGH        LOW
                                    ---------   ---------
1999
      First Quarter................ $    8.59   $    6.00
      Second Quarter............... $    6.63   $    3.88
      Third Quarter................ $    6.00   $    3.31
      Fourth Quarter............... $    3.63   $    2.38

      On March 10, 2000, the closing sales price of the common stock as reported by Nasdaq was $3.75 per share. As of March 10, 2000, Packaged Ice had approximately 157 shareholders of record. Management estimates that there were approximately 2,285 beneficial holders of Packaged Ice's common stock as of March 10, 2000.

      Packaged Ice has never declared or paid any cash dividends on its common stock. In addition, provisions of Packaged Ice's revolving credit facility, the 10% exchangeable preferred stock and, in some instances, the 9 3/4% senior notes prohibit Packaged Ice from paying dividends. Further, Packaged Ice intends to retain any future earnings to fund growth. Accordingly, Packaged Ice does not anticipate paying any cash dividends in the foreseeable future.

      The following information relates to sales and other issuances by Packaged Ice within the past three fiscal years of Packaged Ice securities, the sales and issuances of which were not registered pursuant to the Securities Act. Unless otherwise indicated, all of the following issuances were exempt from registration under Section 4(2) of the Securities Act.

      On January 17, 1997, Packaged Ice issued 124,831 shares of Series B convertible preferred stock to The Food Fund Limited Partnership, Norwest Equity Fund V and an accredited investor for an aggregate cash consideration of $757,761. All of the shares of Series B convertible preferred stock were converted into common stock upon the close of the initial public offering at a conversion price of $6.07 per share.

      On February 18, 1997, Packaged Ice issued 6,000 shares of common stock to an employee for aggregate cash consideration of $45,000.

      On April 17, 1997, Packaged Ice issued a total of 955,000 shares of common stock valued at $10 per share to the former shareholders of Southwest Texas Packaged Ice, Inc., Mission Party Ice, Inc. and Southwestern Ice, Inc. as partial consideration for Packaged Ice's acquisition of Southwest Texas Packaged Ice, Inc., Mission Party Ice, Inc. and Southwestern Ice, Inc. On the same day, Packaged Ice issued $50 million of 12% senior notes due 2004 with detachable warrants to purchase 511,885 shares of common stock for $0.01 per share. In connection with such issuance, Packaged Ice issued warrants to purchase 127,972 shares of common stock for $0.01 per share to Jefferies & Company, Inc., the initial purchaser of the 12% senior notes, as partial consideration for its services.

      On May 22, 1997, in connection with its acquisition of various assets of The Pipkin Company d/b/a The Ice Company, Packaged Ice issued a total of 2,500 shares of common stock valued at $10 per share to H.O. Pipkin and Joy E. Pipkin as partial consideration for the acquisition. On the same day, Packaged Ice issued 18,271 shares of common stock to James M. Raines in exchange for the return of warrants entitling James M. Raines to purchase 43,296 shares of common stock at an exercise price of $5.78 per share. This issuance to Mr. Raines was exempt from registration under Section 3(a)(9) of the Securities Act.

      On May 30, 1997, as partial consideration for its acquisition of various assets of Apache Ice Company, Packaged Ice issued 4,500 shares of common stock valued at $10 per share to an accredited investor.

      On June 2, 1997, Packaged Ice issued 2,628 shares of common stock to Lancer Corporation for aggregate cash consideration of $26,280.

      On July 17, 1997, Packaged Ice issued 300,000 shares of common stock to Silver Brands Partners, L.P. for an aggregate cash consideration of $3 million. In connection with such issuance and without additional consideration, Packaged Ice also issued a warrant to purchase up to 100,000 shares of common stock for $14 per share.

      On August 21, 1997, as partial consideration for its acquisition of various assets of Whitted Ice Service, Packaged Ice issued a total of 15,411 shares of common stock valued at $10 per share to the former shareholders of Whitted Ice Service.

      On September 3, 1997, Packaged Ice issued a total of 15,000 shares of common stock valued at $10 per share to the former shareholders of First Ice Company and Codorus Leasing Company as partial consideration for Packaged Ice's acquisition of both First Ice Company and Codorus Leasing Company.

      On September 4, 1997, as partial consideration for its acquisition of various assets of A-Alaska Ice, Inc., Packaged Ice issued a total of 56,500 shares of common stock valued at $10 per share to A-Alaska, Inc.

      On September 10, 1997, Packaged Ice issued a total of 15,000 shares of common stock, valued at $10 per share, to the former shareholders of McGehee-Neutze, Inc. as partial consideration for the Packaged Ice's acquisition of McGehee-Neutze, Inc.

      On September 12, 1997, Packaged Ice issued a total of 51,000 shares of common stock valued at $10 per share to the former shareholders of Century Ice of Tulsa, Inc. and Ice Cold Enterprises, Inc. as partial consideration for Packaged Ice's acquisition of both Century Ice of Tulsa, Inc. and Ice Cold Enterprises, Inc.

      On September 27, 1997, as partial consideration for its acquisition of various assets of A-Arctic Ice, Packaged Ice issued to Donald S. Olsen and Christopher S. Olsen a total of 30,000 shares of common stock valued at $10 per share.

      On October 16, 1997, Packaged Ice issued to Jefferies & Company, Inc., the initial purchaser, $25 million of 12% senior notes due 2004 with detachable warrants to purchase 255,943 shares of common stock for $0.01 per share, for an aggregate of $25 million in cash. This issuance was exempt from registration under Rule 144A of the rules promulgated under the Securities Act.

      On October 19, 1997, as partial consideration for its acquisition of various assets of Ed's Refrigeration, Inc., Packaged Ice issued to Edmond Paques and True Dee Paques a total of 10,000 shares of common stock valued at $10 per share.

      On October 27, 1997, Packaged Ice issued a total of 127,800 shares of common stock valued at $10 per share to the former shareholders of Central Arkansas Cold Storage, Inc. and Golden Eagle Ice Company as partial consideration for Packaged Ice's acquisition of both Central Arkansas Cold Storage, Inc. and Golden Eagle Ice Company.

      On December 2, 1997, Packaged Ice issued to Culligan Water Technologies, Inc. 100,000 shares of 10% exchangeable preferred stock, 40 shares of Series C preferred stock, and warrants, having an exercise price of $13 per share, to purchase 1,807,692 shares of common stock, for an aggregate of $10 million. On the same date, Packaged Ice issued to an accredited investor 15,000 shares of 10% exchangeable preferred stock, 6 shares of Series C preferred stock and warrants to purchase an aggregate of 115,385 shares of common stock, for an aggregate of $1.5 million. The 10% exchangeable preferred stock may be exchanged for subordinated notes in an aggregate principal amount equal to the liquidation preference of the shares exchanged.

      On December 15, 1997, Packaged Ice issued to Culligan 135,000 shares of 10% exchangeable preferred stock and 54 shares of Series C preferred stock for an aggregate purchase price of $13.5 million.

      On January 15, 1998, Packaged Ice issued 4,500 shares of common stock for an aggregate cash consideration of $27,990 and issued 1,800 shares of common stock for aggregate cash consideration of $12,150 upon exercise of options by a former employee. These issuances were exempt from registration under Section 3(a)(9) of the Securities Act.

      On January 28, 1998, Packaged Ice issued to Jefferies & Company, Inc., the initial purchaser, $145 million of 9 3/4% Series A senior notes due 2005.

      On February 6, 1998, Packaged Ice issued 10,000 shares of common stock, valued at $10 per share, to the former shareholders of Fiesta Fun Ice Co. as partial consideration for Packaged Ice's acquisition of Fiesta Fun Ice Co.

      On February 13, 1998, Packaged Ice issued a total of 188,308 shares of common stock valued at $13 per share to the former shareholders of Scianna's Party Ice, Inc. as partial consideration for Packaged Ice's acquisition of Scianna's Party Ice, Inc.

      On March 5, 1998, Packaged Ice issued a total of 38,460 shares of common stock valued at $13 per share to the former shareholders of Party Time Ice, Co. as partial consideration for Packaged Ice's acquisition of Party Time Ice, Co.

      On March 6, 1998, Packaged Ice issued a total of 91,565 shares of common stock valued at $13 per share to the former shareholders of J.P. Albert Ice, Co., as partial consideration for Packaged Ice's acquisition of J.P. Albert Ice, Co.

      On March 11, 1998, Packaged Ice issued to Arthur Biggs, Charlotte Biggs and other accredited investors a total of 379,619 shares of common stock valued at $10 per share as partial consideration for Packaged Ice's acquisition of Artic Ice Corporation.

      On March 24, 1998, Packaged Ice issued a total of 192,308 shares of common stock valued at $13 per share to the former shareholders of Anniston Ice & Coal Company, Inc. as partial consideration for Packaged Ice's acquisition of Anniston Ice & Coal Company, Inc.

      On April 30, 1998, Packaged Ice issued to Jefferies & Company, Inc., the initial purchaser, $125 million of 9 3/4% Series A senior notes due 2005. On the same date, Packaged Ice issued to Ares and SV 400,000 shares of Series A 13% preferred stock and warrants to purchase 975,752 shares of common stock for aggregate cash consideration of $40 million.

      On June 30, 1998, Packaged Ice issued to Tim D. Davis a warrant to purchase 15,000 shares of common stock at an exercise price of $15 per share as partial consideration for Packaged Ice's acquisition of Clinton Ice Company, Inc.

      On July 29, 1998, Packaged Ice issued 3,000 shares of common stock valued at $10 per share to Carroll E. Summers, Jr. as partial consideration for Packaged Ice's acquisition of a certain tract of real property located in Laredo, Texas.

      On February 3, 1999, Packaged Ice completed an initial public offering of its common stock by issuing 10,750,000 shares at a price of $8.50 per share. The gross proceeds from the public sale of $91.4 million were reduced by fees and costs to underwriters and professionals by $8.3 million, resulting in net proceeds to Packaged Ice of $83.1 million. Simultaneously, Packaged Ice utilized $43.6 million of these proceeds to redeem the 13% exchangeable preferred stock and issued 481,887 shares of common stock in payment of the redemption premium. In conjunction with the registration of the common stock, the Series A and Series B preferred stock with put redemption and the common stock with put redemption were converted to 994,831 shares of common stock. Packaged Ice also issued 974,603 shares of common stock in exchange for the warrants to purchase such shares at $0.01 per share of common stock, which were held by the owners of the 13% exchangeable preferred stock.

      On March 5, 1999, Packaged Ice issued 130,528 shares of common stock in exchange for warrants to purchase such shares for $0.01 per share. On May 17, 1999 and July 2, 1999, Packaged Ice issued 12,797 (total of 25,594 shares) shares of common stock in exchange for warrants to purchase such shares for $0.01 per share. All of these warrants were issued in 1997 in association with the $75 million of 12% senior notes.

      On April 15, 1999, Packaged Ice issued 38,298 shares of common stock valued at $5.88 per share as partial consideration for the acquisition of Space Ice Company in Melbourne, Florida.

      On April 30, 1999, Packaged Ice issued 179,592 shares of common stock valued at $6.13 per share as partial consideration for Packaged Ice's acquisition of Farmer's Ice Company in Paris, Texas and 24,490 share valued at $6.13 per share as partial consideration for Packaged Ice's acquisition of Red River Ice in Paris, Texas.

      On May 17, 1999, Packaged Ice issued 15,856 shares of common stock valued at $6.31 per share as partial consideration for Packaged Ice's acquisition of Superior Ice Company, Inc. in Longview, Texas.

      On December 20, 1999, Packaged Ice issued 19,500 shares of common stock valued at $5.05 per share as consideration for Packaged Ice's purchase of certain real estate located in Nashville, Tennessee.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth, for the periods and dates indicated, selected consolidated data derived from Packaged Ice's audited consolidated financial statements. The following information should be read in conjunction with the consolidated financial statements of Packaged Ice, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                    1999           1998         1997          1996           1995
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
   Revenues ..................................................    $ 231,723     $ 179,861     $  29,632     $   4,609     $   2,905
   Cost of sales .............................................      139,386       108,276        18,724         2,035         1,251
                                                                  ---------     ---------     ---------     ---------     ---------
   Gross profit ..............................................       92,337        71,585        10,908         2,574         1,654
   Operating expenses ........................................       37,738        31,741         7,636         1,981         1,515
   Depreciation and amortization expense .....................       30,526        20,729         5,130         1,456           751
   Other income (expense) ....................................           21             4             4             3          --
   Interest expense ..........................................      (30,409)      (24,705)       (6,585)         (130)          (76)
   Extraordinary loss on refinancing .........................         --         (17,387)         --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
   Net loss ..................................................    $  (6,315)    $ (22,973)    $  (8,439)    $    (990)    $    (688)
                                                                  =========     =========     =========     =========     =========
   Net loss attributable to common shareholders ..............    $  (9,393)    $ (28,891)    $  (8,637)    $    (990)    $    (688)
                                                                  =========     =========     =========     =========     =========
LOSS PER BASIC AND DILUTED SHARE OF COMMON STOCK (1):
   Net loss before extraordinary item
     attributable to common shareholders .....................    $   (0.53)    $   (2.35)    $   (2.40)    $   (0.35)    $   (0.26)

   Extraordinary item ........................................         --           (3.56)         --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
   Net loss attributable to common shareholders ..............    $   (0.53)    $   (5.91)    $   (2.40)    $   (0.35)    $   (0.26)
                                                                  =========     =========     =========     =========     =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted .........................................       17,565         4,886         3,600         2,826         2,682

OTHER FINANCIAL DATA:
   Cash flows - operating activities .........................    $  14,409     $  16,320     $  (3,292)    $   1,094     $     148
   Cash flows - investing activities .........................      (37,128)     (314,788)      (61,541)       (5,925)       (2,961)
   Cash flows - financing activities .........................       22,911       287,070        79,488         3,968         3,034
   EBITDA (2) ................................................       54,620        39,848         3,276           596           139
   Capital expenditures (3) ..................................       30,413        22,830        10,765         5,745         2,717

BALANCE SHEET DATA:
   Total assets ..............................................    $ 462,332     $ 440,257     $ 122,300     $  11,523     $   8,050
   Total long term obligations ...............................      309,164       338,150        67,501         3,582           211
   Total exchangeable preferred stock ........................       30,589        66,546        25,198          --            --
   Total preferred stock with put redemption option ..........         --           3,223         3,223         2,497         2,497
   Total common stock with put redemption option .............         --           1,972         1,972         1,972         1,972
   Total shareholders' equity ................................       82,369         1,300        15,819         1,597         2,582

(1) Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is antidilutive.

(2) EBITDA represents earnings before interest, income taxes, depreciation, amortization and extraordinary items. Packaged Ice has included EBITDA data (which are not measures of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of Packaged Ice's operating performance or as an alternative to cash flow as a measure of liquidity. EBITDA may not be comparable to similarly captioned items presented by other companies.

(3) Includes all cash and non-cash amounts paid by Packaged Ice except expenditures used to acquire traditional ice businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA," AND PACKAGED ICE'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO AND OTHER INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

GENERAL

      Packaged Ice views the manufacture and distribution of ice through traditional ice manufacturing and through the Ice Factory as its predominant business segment. Packaged Ice's other business segment, non-ice, consists of refrigerated warehousing, bottled water and sales and leasing of ice and commercial food service equipment, other than the Ice Factory. The majority of non-ice operations was acquired through acquisitions completed in 1998.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      REVENUES. Revenues increased $51.8 million, from $179.9 million for the year ended December 31, 1998 to $231.7 million for the year ended December 31, 1999. Revenues increased $39.2 million as a result of revenue contributed by traditional ice companies, $4.5 million due to the placement of additional Ice Factories and $8.1 million due to non-ice operations. The increase in traditional ice products and non-ice operations primarily was due to the significant number of acquisitions completed in 1998, which had a full year of operating results in 1999 versus a partial year in 1998.

      COST OF SALES. Cost of sales increased $31.1 million, from $108.3 million for the year ended December 31, 1998 to $139.4 million for the year ended December 31, 1999. This increase was primarily due to the full year effect of the 1998 acquisitions. The cost of sales as a percentage of revenues remained constant at 60.2%.

      GROSS PROFIT. Gross profit increased $20.7 million, from $71.6 million for the year ended December 31, 1998, and to $92.3 million for the year ended December 31, 1999. This increase primarily resulted from the full year effect of the 1998 acquisitions and the Ice Factory installations. As a percentage of revenues, gross profit from ice products decreased from 40.0% to 39.6%. The timing of Packaged Ice's major 1998 acquisitions, Reddy Ice Corporation and Cassco Ice and Cold Storage, Inc., was such that the gross profit margins realized by Packaged Ice in 1998 was greater than would have been recognized had the acquisitions been a part of Package Ice for the entire year. The result of this pro forma effect is a lower gross profit margin for ice products in 1999 than 1998. Gross profit on non-ice operations increased from 34.7% to 40.6%, principally due to the impact of better gross profit margins in the acquired cold storage operations than the company's historical gross profit margin in non-ice operations.

      OPERATING EXPENSES. Operating expenses increased $6.0 million, from $31.7 million for the year ended December 31, 1998, and to $37.7 million for the year ended December 31, 1999. This increase primarily was due to acquisitions. As a percentage of revenues, operating expenses for ice products decreased from 17.6% to 16.4%. This decrease was primarily due to the relatively smaller increase in overhead related expense (infrastructure) being spread over a greater increase in revenues from acquisitions and Ice Factory installations. Operating expenses as a percentage of revenues for non-ice operations decreased from 15.9% to 14.3%.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $9.8 million, from $20.7 million for the year ended December 31, 1998, to $30.5 million for the year ended December 31, 1999. The increase in depreciation and amortization was primarily due to acquisitions. As a percentage of revenues, depreciation and amortization increased from 11.5% to 13.2%. This increase was due primarily to the full year effect of the 1998 acquisitions.

      INTEREST EXPENSE. Interest expense increased $5.7 million, from $24.7 million for the year ended December 31, 1998, to $30.4 million for the year ended December 31, 1999. This increase was a result of greater average borrowings outstanding due to the funding of acquisitions.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      REVENUES. Revenues increased $150.3 million, from $29.6 million for the year ended December 31, 1997 to $179.9 million for the year ended December 31, 1998. Revenues increased $134.4 million as a result of revenue contributed by traditional ice companies, $5.0 million due to the placement of additional Ice Factories and $10.9 million due to non-ice operations. The increase in traditional ice and non-ice operations primarily was due to acquisitions. Additionally, unprecedented hot, dry weather during the 1998 summer period throughout the southeastern portion of the United States and Texas resulted in greater sales than during 1997 and more than offset the shortfall of sales experienced during the first quarter of 1998.

      COST OF SALES. Cost of sales increased $89.6 million, from $18.7 million for the year ended December 31, 1997 to $108.3 million for the year ended December 31, 1998. This increase was primarily due to acquisitions. To a lesser extent, ice operations increased due to additional costs directly related to the cumulative effect of the unprecedented heat experienced during the 1998 summer period. Such additional costs included the cost of purchasing ice from third parties and transporting both purchased and company-produced ice into regions that were unable to meet demand with local capacity. The cost of sales as a percentage of revenues decreased from 63.2% to 60.2%. This relative decrease primarily was due to improvements in operating efficiencies that Packaged Ice has experienced during the integration of acquisitions.

      GROSS PROFIT. Gross profit increased $60.7 million, from $10.9 million for the year ended December 31, 1997, and to $71.6 million for the year ended December 31, 1998. This increase primarily resulted from acquisitions completed during 1998. As a percentage of revenues, gross profit from ice operations increased from 36.4% to 40.0%. Gross profit on non-ice operations was approximately 34.7% during 1998.

      OPERATING EXPENSES. Operating expenses increased $24.1 million, from $7.6 million for the year ended December 31, 1997, to $31.7 million for the year ended December 31, 1998. This increase primarily was due to acquisitions completed during 1998. As a percentage of revenues, operating expenses for ice operations decreased from 25.3% to 17.6%. This decrease was due to greater efficiencies realized by Packaged Ice, as its general and administrative expenses were spread over the larger base of revenues that resulted from Packaged Ice's acquisitions. Operating expenses as a percentage of revenues for non-ice operations was approximately 15.9% during 1998.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $15.6 million, from $5.1 million for the year ended December 31, 1997, to $20.7 million for the year ended December 31, 1998. Although goodwill and other intangibles increased from $55.2 million in 1997 to $247.9 million in 1998, the increase in depreciation and amortization was primarily due to property additions as a result of acquisitions of traditional ice companies. As a percentage of revenues, depreciation and amortization decreased from 17.3% to 11.5%. This decrease was due primarily to the lower historical depreciation and amortization percentages of traditional ice and non-ice businesses Packaged Ice has acquired, as compared to Ice Factories.

These percentages also reflect the longer estimated useful lives of traditional ice and non-ice plant and equipment, as compared to Ice Factories.

      INTEREST EXPENSE. Interest expense increased $18.1 million, from $6.6 million for the year ended December 31, 1997, to $24.7 million for the year ended December 31, 1998. This increase was a result of higher levels of debt outstanding during 1998, resulting from the debt financing used in connection with Packaged Ice's 1998 acquisition program.

      EXTRAORDINARY LOSS ON REFINANCING. During the first quarter of 1998, simultaneously with the issuance of the 9 3/4% senior notes and in conjunction with the repurchase of $75 million of Series B notes and Series C notes, Packaged Ice recorded an extraordinary loss on refinancing of $17.4 million for such debt extinguishment, which related to the write-off of the debt discount, associated redemption premiums and issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

      Packaged Ice generates cash from the sale of packaged ice through traditional delivery methods, whereby ice is manufactured, packaged and stored at a central facility and transported to retail locations when needed, and through Ice Factories, which manufacture, package and store ice in retail locations. Packaged Ice's primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to acquiring and installing additional Ice Factories and replacing and modernizing Packaged Ice's other capital equipment and (e) acquisitions.

      Capital expenditures for 2000 are estimated to total an aggregate of approximately $17 million, which primarily will be used to maintain and expand traditional ice operations. There can be no assurance that capital expenditures will not exceed this estimate. In addition, Packaged Ice initiated a leasing program for some of its Ice Factory installations in late 1999 and plans to install approximately 500 Ice Factories during 2000. As Packaged Ice has consolidated acquisitions into the existing company infrastructure, excess assets have been identified, and Packaged Ice is actively marketing these non-core assets.

      During 1999, Packaged Ice acquired certain traditional ice companies at a cost of $18.2 million. These acquisitions were financed primarily with the proceeds of debt issuance and amounts available under Packaged Ice's revolving credit facility and to a lesser extent with common stock.

      Packaged Ice believes that it will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At December 31, 1999, Packaged Ice had a working capital deficit of approximately $4.9 million (surplus of $8.3 million exclusive of current maturities of long-term debt) and had approximately $3.6 million of cash and cash equivalents and $23.0 million available under the working capital loan of the revolving credit facility.

      Our business is highly seasonal. Although Packaged Ice has experienced a significant increase in positive cash flow from operations attributable to the acquisitions, it has, and may in the future, report negative cash flows during the first and fourth quarters when the weather is generally cooler. Packaged Ice believes, however, that its overall treasury management of cash on hand and available borrowings under the revolving credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements and satisfy working capital and general corporate needs.

      At December 31, 1999, Packaged Ice had approximately $309.2 million of long term debt, net of current maturities, outstanding as follows:

      o     $270 million of 9 3/4% senior notes due 2005;
      o     $38.6 million outstanding under Packaged Ice's credit facility; and
      o     $0.6 million of other debt, net of debt discount.

      Our credit facility provides for an $80 million line of credit consisting of a $25 million revolving working capital loan and a $55 million revolving acquisition loan. At December 31, 1999, Packaged Ice had no amounts outstanding under the working capital loan (approximately $2.0 million utilized as stand by letters of credit to vendors) and $51.5 million outstanding under the acquisition loan. As of December 31, 1999, the credit facility bears interest per annum, at Packaged Ice's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 12 equal quarterly installments commencing June 30, 2000.

      Covenants contained in the credit facility and the indenture governing the 9 3/4% senior notes require Packaged Ice to meet certain financial tests, and other restrictions limit Packaged Ice's ability to pay dividends, borrow additional funds or to acquire or dispose of assets. The credit facility is secured by all of Packaged Ice's assets and the capital stock of all of Packaged Ice's significant subsidiaries. The 9 3/4% senior notes are generally unsecured obligations of Packaged Ice and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and PARI PASSU to all senior indebtedness of Packaged Ice. The 9 3/4% senior notes are effectively subordinated to the revolving credit facility.

      On February 3, 1999, Packaged Ice completed its initial public offering of 10,750,000 shares of common stock at $8.50 per share. The net proceeds of the sale of approximately $85 million were applied as follows: (i) $43.6 million to repurchase Packaged Ice's 13% exchangeable preferred stock (including repurchase premium) plus accrued and unpaid dividends, (ii) $39.5 million to pay amounts outstanding under the working capital loan and the acquisition loan of the credit facility and (iii) approximately $1.9 million of estimated expenses related to the offering.

      In connection with this offering of common stock, the redemption feature on the 420,000 shares of common stock with put redemption options was satisfied. In addition, the holders of the Series A and Series B preferred stock with put redemption options exercised their respective conversion features to obtain 450,000 and 124,831 shares of common stock, respectively.

      During 1999, the pace of our acquisition activities slowed significantly, in large part due to the decline in the price of our common stock from the price at the time of our initial public offering. We expect to continue acquiring traditional ice companies on a selective basis using a combination of cash and common stock as appropriate opportunities present themselves. There can be no assurance that acquisitions based upon Packaged Ice's criteria can be obtained or funds will be available in sufficient amounts to finance such acquisitions. In 1999, in connection with possible future acquisitions, Packaged Ice filed an "acquisition shelf" registration statement to register the sale of up to five million shares of common stock of which 3,953,780 remain unissued.

      Packaged Ice may need to raise additional funds through public or private debt or equity financing to take advantage of opportunities that may become available to Packaged Ice, including acquisitions and more rapid expansion. The availability of such capital will depend upon prevailing market conditions and other factors over which Packaged Ice has no control, as well as Packaged Ice's financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or capital expenditures to sustain Packaged Ice's recent rate of growth.

YEAR 2000

      The Year 2000 issue is the result of computer programs using two digits to define the applicable year. These programs were designed without consideration for the effect of the change in century, and if not corrected, could have failed or created erroneous results at the turn of the century. Essentially all of Packaged Ice's information technology ("IT") infrastructure and embedded manufacturing control technology ("Non IT") systems were potentially affected by the Year 2000 issue.

      In order to prepare for the Year 2000 issue, Packaged Ice implemented the following remediation plan for IT and Non IT systems:

      o Identification of all applications and hardware with potential Year 2000 issues.
      o For each item identified, perform an assessment to determine an appropriate action plan and timetable for remediation of each item.
      o     Implementation of the specific action plan.
      o     Test each application upon completion.
      o Place the new process into production and conduct system integration testing.

      Packaged Ice successfully implemented the above remediation plan for all affected IT and Non IT systems. Following the arrival of the Year 2000, Packaged Ice experienced no problems with any of its systems as a result of the Year 2000 issue. There was no interruption in Packaged Ice's ability to transact business with its suppliers and customers. Packaged Ice continues to monitor its systems, suppliers and customers for any unanticipated issues that may not have manifested yet. The implementation of the remediation plan was entirely funded from operations, the cost of which was immaterial to the financial statements.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

      Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders within the meaning of such terms under the Private Securities Litigation Reform Act of 1995, in the course of presentations about our company, constitute "forward-looking statements". We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our company's actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

      o     general economic trends and seasonality;
      o     substantial leverage and ability to service debt;
      o availability of credit facilities and restrictive covenants under the credit facilities;
      o risks associated with acquisitions and failure to integrate acquired businesses;
      o     availability of capital sources; and
      o competitive practices in the industry in which Packaged Ice competes.

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

RISK FACTORS

      OUR SUBSTANTIAL DEBT MAY PREVENT US FROM FUNDING CERTAIN ACTIVITIES, AND MAY DIMINISH OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY AND OUR INDUSTRY.

      We have financed much of our acquisition activities through the incurrence of debt, and consequently, we have substantial debt service requirements. At December 31, 1999, Packaged Ice's total indebtedness was approximately $322 million. Our high level of debt could have important consequences to Packaged Ice. The following are factors you should consider:

      o A substantial portion of our cash flow must be dedicated to paying interest and principal. This reduces the level of cash flow available to fund capital expenditures, acquisitions and working capital.
      o The indentures that govern the 9 3/4% senior notes and the credit agreement for our revolving credit facility require us to meet financial tests. Additionally, there are other restrictions that limit our ability to pay dividends, borrow additional funds or to dispose of assets. These covenants and restrictions may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition activities.
      o Our high level of debt diminishes our ability to react to changes in general economic, industry and competitive conditions.

      If we are unable to generate enough cash flow to make debt service payments, we may be required to:

      o seek additional debt or equity financing, or renegotiate our existing debt arrangements on terms which may be less favorable;
      o     sell selected assets; or
      o     reduce or delay planned capital expenditures.

      There can be no assurance that we could accomplish any of these measures.

      THE SEASONAL NATURE OF THE ICE BUSINESS OFTEN RESULTS IN LOWER PROFITS AND EVEN LOSSES IN THE FIRST AND FOURTH QUARTERS OF THE YEAR.

       We experience seasonal fluctuations in our sales and profitability with a disproportionate amount of our sales and a majority of our net income typically realized in the second and third calendar quarters when the weather is generally warmer. As a result of these seasonal revenue declines and the lack of a corresponding decrease in expenses during the first and fourth quarters, we will likely experience lower profit margins and possibly even losses during these periods. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations during these periods may fluctuate significantly if the weather is unusually cool or rainy.

      THE RESULTS OF OUR OPERATIONS MAY BE ADVERSELY EFFECTED BY WEATHER. COLD OR RAINY WEATHER CAN DECREASE SALES, WHILE EXTREMELY HOT WEATHER MAY INCREASE OUR EXPENSES, EACH RESULTING IN A NEGATIVE IMPACT TO OUR OPERATING RESULTS AND CASH FLOW.

      Ice consumers, the ultimate user of our products, demand ice for a variety of reasons, but many of them buy ice in connection with outdoor-related activities, both commercial and recreational. As a result, demand for ice increases in hotter, sunnier weather, and conversely, demand decreases in colder, wetter weather. However, extremely hot weather does not necessarily result in greater profits. During extended periods of extremely hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another, and in some cases even purchase ice from third party sources and transport to a specific market to meet this excess demand.

      ACQUISITIONS CAN DISTRACT MANAGEMENT AND MAY DEPRESS OUR RESULTS OF OPERATIONS AND CASH FLOW.

      Because our growth strategy includes acquiring other companies, we may have to devote significant management resources to integrating the newly acquired businesses. As a result, acquisitions can distract management from running our existing operations. In addition, we can have lower income and cash flow in the short term while the newly acquired business is integrated into our existing operations. Finally, if the integration of the new business is not successful, our results of operations may be adversely affected over the longer term.

      THE MARKET VALUE OF OUR COMMON STOCK COULD BE ADVERSELY EFFECTED IF WE CONTINUE TO REPORT NET OPERATING LOSSES.

      Since Packaged Ice was formed in 1990, we have reported substantial net operating losses. This has been due primarily to the following:

      o interest expense associated primarily with our 9 3/4% senior notes and debt under our revolving credit facility;
      o substantial amortization of goodwill and other intangible assets associated with our acquisitions; and
      o     substantial depreciation of property, plant and equipment.

      As of December 31, 1999, we had an accumulated deficit of $40.8 million, and we cannot guarantee that we will be profitable in the future.

      While many factors cause our stock price to fluctuate (perceived industry prospects, general economic conditions, for example), continued reporting of net operating losses could depress our stock price.

      OUR SHARE PRICE MAY DECLINE BECAUSE WE HAVE A SUBSTANTIAL NUMBER OF UNREGISTERED SHARES ELIGIBLE FOR FUTURE SALE.

      As of March 10, 2000, holders of restricted common stock owned 6,747,658 shares, representing approximately 35% of the outstanding common stock. In addition, a total of 3,969,981 shares of common stock have been reserved for issuance upon the exercise of outstanding warrants and stock options at exercise prices of $0.01 per share to $15.00 per share (and a weighted average exercise price of $10.31 per share). The sale of a substantial number of formerly restricted shares or shares issued pursuant to warrants or stock options could depress our stock price because of the increased number of shares publicly available for sale.

      INCREASES IN THE PRICE OF CERTAIN RAW MATERIALS COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

      Our business is sensitive to increases in the cost of polyethylene, which in turn increases the cost of our bags, and increases in the cost of fuel to operate the refrigerated trucks we use to deliver ice. If the prices for these resources should increase, we would experience increased costs that we may not be able to pass along to our customers. There can be no assurance that significant change in plastic bag, water, fuel or other commodity prices would not have a material adverse effect on our business, results of operations and cash flow.

      OUR DEPENDENCE ON A SINGLE MANUFACTURER FOR THE PROPRIETARY-BAGGING DEVICE USED IN THE ICE FACTORY EXPOSES US TO A RISK OF NOT MEETING INSTALLATION COMMITMENTS TO CUSTOMERS.

      Lancer Corporation manufactures our proprietary-bagging device used in the Ice Factory under an exclusive original equipment manufacturing agreement. This device is highly technical in nature, and there can be no assurance that we could quickly locate, or ever locate, alternative sources of supply for the bagging device if Lancer was unable to meet our requirements. A shortage of the bagging device could restrict our ability to grow by entering new markets through the installation of the Ice Factory.

      IF ANY OF OUR KEY PERSONNEL LEAVE, OUR PROFITS COULD DECLINE.

      The future success of our business is dependent in part on the efforts and skills of certain key members of management, including (a) James F. Stuart, Chairman of the Board and Chief Executive Officer, (b) A. J. Lewis III, President and (c) Jimmy C. Weaver, Executive Vice President and Chief Operating Officer. The loss of any of these key members of management could have an adverse effect on Packaged Ice.

      WE COULD BE EXPOSED TO SIGNIFICANT ENVIRONMENTAL LIABILITIES.

      Our ice manufacturing and storage operations could create conditions, which might result in environmental accidents, and cause us to be named as defendants in lawsuits. We currently carry liability insurance that we believe is adequate to cover our losses in these situations.

However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance failed to cover these losses, our profits and our cash flow would decrease.

      WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

      The majority of our debt consists of $270 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require the repurchase. If we were required to repurchase the 9 3/4% senior notes, the repurchase could also result in a default under other debt agreements, including our revolving credit facility.

      ACCIDENTS INVOLVING OUR PRODUCTS AND EQUIPMENT COULD EXPOSE US TO CLAIMS FOR DAMAGES.

      We are subject to a risk of product liability claims and adverse publicity if a consumer is allegedly harmed by using our products or equipment. If someone gets hurt using our products or equipment, we could lose revenues, face higher costs or be sued. Litigation arising from such an occurrence could result in Packaged Ice being named as a defendant in lawsuits asserting large claims.

      We currently carry product liability insurance that we believe is adequate to cover our losses in these situations. However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance did not pay for these losses, our profits and cash flow would decrease.

      OUR LIMITED PATENT PROTECTION MAY NOT PREVENT COMPETITORS FROM USING OUR PROPRIETARY BAGGING DEVICE OR DEVELOPING A SIMILAR MACHINE, WHICH COULD REDUCE OUR COMPETITIVE ADVANTAGE.

      Other than patents that we own or licenses we have on the bagging device in the Ice Factory, we currently do not have patents on any of our products. We believe the patents on the bagging device are important to the Ice Factory as a whole, but there can be no assurance that any issued patent will provide us with a meaningful competitive advantage. It also is our practice to protect certain of our proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements. There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

      As the sole company using an on-site ice production and delivery system, we believe that we have a significant competitive advantage. Last year a competitor announced that it was developing an automated ice production and delivery system similar to the Ice Factory. As a result, we may lose sales and profits, or have our competitive advantage diminished, which could in turn lead to a reduction of our ability to grow by entering new markets through the installation of the Ice Factory, and ultimately, negatively impact our profits and cash flow.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

      Packaged Ice is exposed to some market risk due to the floating interest rate under its revolving credit facility. Under the revolving credit facility, the principal balance under the working capital loan is due in March 2003. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 12 equal quarterly installments commencing June 30, 2000. As of December 31, 1999, the revolving credit facility had an outstanding principal balance of $51.5 million at an interest rate of 9.2188% per annum. A 1.0% increase in interest rates could result in a $0.5 million annual increase in interest expense on the existing principal balance. Management has determined that it is not necessary to participate in interest rate-related derivative financial instruments because it does not believe the savings benefits are greater than the costs associated with such financial instruments.

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

      None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or are incorporated by reference:

1.    Financial Statements

      As to financial statements and supplementary information, reference is made to "INDEPENDENT AUDITORS REPORT" on Page F-1 of this Annual Report.

2.    Financial Statement Schedules

      None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

3.    Exhibits

EXHIBIT NO.                    DESCRIPTION

   3.1 Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on February 5, 1992. (Exhibit 3.2)(1)
   3.2 Articles of Amendment to the Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on August 11, 1998. (Exhibit 3.2) (6)
   3.3 Amended and Restated Bylaws of Packaged Ice, effective as of January 20, 1997. (Exhibit 3.5)(1)
   4.1     Certificate of Designation of Series C Preferred Stock. (Exhibit
           4.1)(4)
   4.2 Amended and Restated Certificate of Designation of 10% Exchangeable Preferred Stock. (Exhibit 4.12)(5)
   4.3 Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)
   4.4 Registration Rights Agreement dated April 30, 1998 by and among Packaged Ice, Ares and SV. (Exhibit 4.8)(5)
   4.5 Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of SV. (Exhibit 10.39)(2)
   4.6 Registration Rights Agreement by and between Packaged Ice and Ares, dated February 3, 1999. (Exhibit 4.6) (8)
   4.7 Registration Rights Agreement by and between Packaged Ice and Silver Brands Partners, L.P. (formerly SV), dated February 3, 1999. (Exhibit 4.7)(8)
   4.8 Registration Rights Agreement by and among Packaged Ice, and Dale Johnson, Alan Bernstein and Robert Miller, dated as of April 17, 1997. (Exhibit 10.9)(1)
   4.9 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)
   4.10 Registration Rights Agreement, dated as of July 17, 1997, by and between Packaged Ice and SV. (Exhibit 10.41)(2)

   4.11 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)
   4.12 Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3)(4)
   4.13 Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)
   4.14 Registration Rights Agreement by and among Packaged Ice, A. J. Lewis III and Liza B. Lewis, dated as of April 17, 1997. (Exhibit 10.5)(1)
   10.1 Noncompetition Agreement by and among Packaged Ice, Packaged Ice Mission, Inc., Packaged Ice STPI, Inc. and A. J. Lewis III, dated as of April 17, 1997. (Exhibit 10.4)(1)
   10.2+   Packaged Ice, Inc. 2000 Employee Stock Purchase Plan.
   10.3 Form of Noncompetition Agreement among Packaged Ice, Packaged Ice Southwestern, Inc., and each of Dale Johnson, Alan Bernstein and Robert Miller individually, dated as of April 17, 1997. (Exhibit 10.8)(1)
   10.4    1994 Stock Option Plan, dated July 26, 1994. (Exhibit 10.10)(1)
   10.5 Form of Stock Option Plan Agreements issued under Stock Option Plan. (Exhibit 10.11)(1)
   10.6 Form of Indemnification Agreement entered into by Packaged Ice in favor of members of the Board of Directors. (Exhibit 10.31)(1)
   10.7 Development and Manufacturing Agreement by and between Lancer Corporation and Packaged Ice, dated April 13, 1993. (Exhibit 10.32)(1)
   10.8 License Agreement by and among Packaged Ice, Hoshizaki Electric Co., Ltd. and Hoshizaki America, Inc., dated May 28, 1993. (Exhibit 10.37)(1)
   10.9 Securities Purchase Agreements with Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.1)(4)
   10.10 Credit Agreement dated April 30, 1998 by and among Packaged Ice and Antares Leveraged Capital Corp., individually, and as agent for The Other Financial Institutions. (Exhibit 10.1)(5)
   10.11 Security Agreement dated April 30, 1998, by and among Packaged Ice and Antares Leveraged Capital Corp. (Exhibit 10.2)(5)
   10.12 Security Agreement dated April 30, 1998, by and among Reddy Ice Corporation, Golden Eagle Ice-Texas, Inc., Packaged Ice, Southeast, Inc., Packaged Ice Leasing, Inc., Southco Ice, Inc., Southwest Texas Packaged Ice, Southwestern Ice, Inc., Southern Bottled Water Company, Inc., Mission Party Ice, Inc. and Antares Leveraged Capital Corp. (Exhibit 10.3)(5)
   10.13 Guaranty dated April 30, 1998 by and among Reddy Ice Corporation, Mission Party Ice, Inc., Southwest Texas Packaged Ice, Southwestern Ice, Inc., Golden Eagle Ice-Texas. Inc., Packaged Ice Southeast, Inc., Packaged Ice Leasing, Inc., Southern Bottled Water Company, Inc., and Southco Ice, Inc. (Exhibit 10.4)(5)
   10.14 Stock Purchase Agreement between Packaged Ice and Suiza Foods Corporation dated March 27, 1998. (Exhibit 2.1)(5)
   10.15 Employment Agreement of James F. Stuart dated effective August 1, 1998. (Exhibit 10.29)(6)
   10.16 Employment Agreement of A. J. Lewis III dated effective August 1, 1998. (Exhibit 10.30)(6)
   10.17 Employment Agreement of Jimmy C. Weaver dated effective May 1, 1998. (Exhibit 10.31)(6)

   10.18 Employment Agreement of James C. Hazlewood dated effective November 1, 1997. (Exhibit 10.32)(6)
   10.19   1998 Stock Option Plan, dated June 19, 1998. (Exhibit 10.34)(7)
   11.1+   Statement of earnings per share.
   21.1+   List of subsidiaries.
   23.1+   Consent of Deloitte & Touche LLP.
   27.1+   Financial Data Schedule.
--------------
      +     Filed herewith.
      (1)   Filed as an Exhibit to Packaged Ice's Registration Statement on Form
            S-4 (File No. 333-29357), filed with the Commission on June 16,
            1997.
      (2)   Filed as an Exhibit to the Amendment No. 1 to Packaged Ice's
            Registration Statement on Form S-4 (No. 333-29357), filed with the
            Commission on July 29, 1997.
      (3)   Filed as an Exhibit to Packaged Ice's Third Quarter Disclosure on
            Form 10-Q with the Commission on November 14, 1997.
      (4)   Filed as an Exhibit to Form 8-K filed on behalf of Packaged Ice with the Commission on December 15, 1997.
      (5)   Filed as an Exhibit to Form 8-K/A filed on behalf of Packaged Ice with the Commission on May 12, 1998.
      (6)   Filed as an Exhibit to Amendment No. 1 to Packaged Ice's
            Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on October 2, 1998.
      (7)   Filed as an Exhibit to Amendment No. 2 to Packaged Ice's
            Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on January 4, 1999.
      (8)   Filed as an Exhibit to Packaged Ice's Form 10-K filed with the
            Commission on March 30, 1999.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          PACKAGED ICE, INC.


March ___, 2000                           /S/  JAMES C. HAZLEWOOD
                                          James C. Hazlewood
                                          Chief Financial and Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                           TITLE                      DATE

/S/  JAMES F. STUART                Chairman of the Board and    March ___, 2000
James F. Stuart                     Chief Executive Officer


/S/  A. J. LEWIS III                President, Secretary and     March ___, 2000
A. J. Lewis III                     Director


/S/  STEVEN P. ROSENBERG            Director                     March ___, 2000
Steven P. Rosenberg

/S/  RICHARD A. COONROD             Director                     March ___, 2000
Richard A. Coonrod

/S/  ROBERT G. MILLER               Director                     March ___, 2000
Robert G. Miller

/S/  DAVID J. LOSITO                Director                     March ___, 2000
David J. Losito

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Packaged Ice, Inc.:

      We have audited the accompanying consolidated balance sheets of Packaged Ice, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP
--------------------------
Houston, Texas
March 17, 2000

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                                DECEMBER 31,
                                                                                                         --------------------------
                                                                                                           1999             1998
                                                                                                         ---------        ---------
                                                                                                               (IN THOUSANDS)
CURRENT ASSETS:
      Cash and cash equivalents ..................................................................       $   3,619        $   3,427
      Accounts receivable, net ...................................................................          19,002           16,692
      Inventories ................................................................................           8,079            7,695
      Prepaid expenses ...........................................................................           4,658            1,688
                                                                                                         ---------        ---------
           Total current assets ..................................................................          35,358           29,502
PROPERTY, net ....................................................................................         184,311          169,208
GOODWILL AND OTHER INTANGIBLES, net ..............................................................         242,421          240,750
OTHER ASSETS .....................................................................................             242              797
                                                                                                         ---------        ---------
TOTAL ............................................................................................       $ 462,332        $ 440,257
                                                                                                         =========        =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long term obligations ...................................................       $  13,126        $     231
      Accounts payable ...........................................................................           6,010            5,714
      Payable to affiliates ......................................................................              89              615
      Accrued expenses ...........................................................................          20,985           22,506
                                                                                                         ---------        ---------
           Total current liabilities .............................................................          40,210           29,066
LONG TERM OBLIGATIONS ............................................................................         309,164          338,150
COMMITMENTS AND CONTINGENCIES (Note 15) ..........................................................            --               --
MANDATORILY REDEEMABLE PREFERRED STOCK:
      10% Exchangeable - 300,861 shares issued and outstanding at December 31,
          1999 and 272,890 shares issued and outstanding at
          December 31, 1998, liquidation preference of $100 per share ............................          30,589           27,745
      13% Exchangeable - 423,525 shares issued and outstanding at
          December 31, 1998, liquidation preference of $100 per share ............................            --             38,801
PREFERRED STOCK WITH PUT REDEMPTION OPTION:
      Series A Convertible - 450,000 shares issued and outstanding at
           December 31, 1998 .....................................................................            --              2,497
      Series B Convertible - 124,831 shares issued and outstanding at
           December 31, 1998 .....................................................................            --                726
COMMON STOCK WITH PUT REDEMPTION OPTION:
      420,000 shares issued and outstanding at December 31, 1998 .................................            --              1,972
SHAREHOLDERS' EQUITY:
      Preferred stock, Series C, $0.01 par value, 100 shares authorized and outstanding ..........            --               --
      Common stock, $0.01 par value, 50,000,000 shares authorized; 19,606,940 shares
           issued at December 31, 1999, and 4,925,541 shares issued at December 31, 1998 .........             196               49
      Additional paid-in capital .................................................................         124,487           37,250
      Less:  298,231 shares of treasury stock, at cost ...........................................          (1,491)          (1,491)
      Accumulated deficit ........................................................................         (40,823)         (34,508)
                                                                                                         ---------        ---------
           Total shareholders' equity ............................................................          82,369            1,300
                                                                                                         ---------        ---------
TOTAL ............................................................................................       $ 462,332        $ 440,257
                                                                                                         =========        =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                       1999              1998               1997
                                                                                    ---------          ---------          ---------
                                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ..................................................................         $ 231,723          $ 179,861          $  29,632
Cost of sales .............................................................           139,386            108,276             18,724
                                                                                    ---------          ---------          ---------
Gross profit ..............................................................            92,337             71,585             10,908
Operating expenses ........................................................            37,738             31,741              7,636
Depreciation and amortization expense .....................................            30,526             20,729              5,130
                                                                                    ---------          ---------          ---------
Income (loss) from operations .............................................            24,073             19,115             (1,858)
Other income, net .........................................................                21                  4                  4
Interest expense ..........................................................           (30,409)           (24,705)            (6,585)
                                                                                    ---------          ---------          ---------
Loss before income taxes ..................................................            (6,315)            (5,586)            (8,439)
Income taxes ..............................................................              --                 --                 --
                                                                                    ---------          ---------          ---------
Loss before extraordinary item
      and preferred dividends .............................................            (6,315)            (5,586)            (8,439)
Extraordinary loss on refinancing .........................................              --              (17,387)              --
                                                                                    ---------          ---------          ---------
Net loss before preferred dividends .......................................            (6,315)           (22,973)            (8,439)
Preferred dividends .......................................................            (3,078)            (5,918)              (198)
                                                                                    ---------          ---------          ---------
Net loss attributable to common shareholders ..............................         $  (9,393)         $ (28,891)         $  (8,637)
                                                                                    =========          =========          =========

Net loss per share of common stock:
      Basic and diluted:
           Net loss before extraordinary item
                attributable to common shareholders .......................         $   (0.53)         $   (2.35)         $   (2.40)
           Extraordinary item .............................................              --                (3.56)              --
                                                                                    ---------          ---------          ---------
           Net loss attributable to common shareholders ...................         $   (0.53)         $   (5.91)         $   (2.40)
                                                                                    =========          =========          =========
Basic and diluted weighted average common shares outstanding ..............            17,565              4,886              3,600
                                                                                    =========          =========          =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 COMMON STOCK
                                                               -----------------
                                                               NUMBER OF    PAR     PAID-IN     TREASURY    ACCUMULATED
                                                                 SHARES    VALUE    CAPITAL      STOCK        DEFICIT       TOTAL
                                                               ---------   -----   ---------    --------    -----------    --------
                                                                                        (IN THOUSANDS)
Balance at December 31, 1996 ...............................       2,406   $  24   $   4,669    $   --      $    (3,096)   $  1,597
Issuance of common stock ...................................       1,610      16      15,768        --             --        15,784
Issuance of detachable warrants to
   purchase common stock ...................................        --      --         9,422        --             --         9,422
Accretion of 10% exchangeable
   preferred stock .........................................        --      --          (856)       --             --          (856)
Dividends accumulated on 10%
   exchangeable preferred stock ............................        --      --          (198)       --             --          (198)
Purchase of treasury stock .................................        --      --          --        (1,491)          --        (1,491)
Net loss ...................................................        --      --          --          --           (8,439)     (8,439)
                                                               ---------   -----   ---------    --------    -----------    --------
Balance at December 31, 1997 ...............................       4,016      40      28,805      (1,491)       (11,535)     15,819
Issuance of common stock ...................................         910       9      10,596        --             --        10,605
Dividends accumulated on 10%
   exchangeable preferred stock ............................        --      --        (2,546)       --             --        (2,546)
Dividends accumulated on 13%
   exchangeable preferred stock ............................        --      --        (3,372)       --             --        (3,372)
Issuance costs on 13% exchangeable
   preferred stock .........................................        --      --          (804)       --             --          (804)
Warrants issued in connection with 13%
   exchangeable preferred stock ............................        --      --         4,878        --             --         4,878
Amortization of warrants ...................................        --      --          (307)       --             --          (307)
Net loss ...................................................        --      --          --          --          (22,973)    (22,973)
                                                               ---------   -----   ---------    --------    -----------    --------
Balance at December 31, 1998 ...............................       4,926      49      37,250      (1,491)       (34,508)      1,300
Issuance of common stock, net of issuance
   costs ...................................................      10,750     108      82,671        --             --        82,779
Conversion of preferred and common
   stock with put redemption option ........................         995      10       5,185        --             --         5,195
Conversion of warrants .....................................       1,131      11          (9)       --             --             2
Common stock issued for redemption premium on
   13% exchangeable preferred stock ........................         482       5          (5)       --             --          --
Common stock issued in consideration
   for acquisitions ........................................       1,304      13       6,945        --             --         6,958
Common stock issued in consideration for property additions.          19    --            99        --             --            99
Dividends accumulated on 10%
   exchangeable preferred stock ............................        --      --        (2,844)       --             --        (2,844)
Dividends accumulated on 13%
   exchangeable preferred stock ............................        --      --          (234)       --             --          (234)
Net fair value of warrants issued in
   connection with 13% exchangeable
   preferred stock .........................................        --      --        (4,571)       --             --        (4,571)
Net loss ...................................................        --      --          --          --           (6,315)     (6,315)
                                                               ---------   -----   ---------    --------    -----------    --------
Balance at December 31, 1999 ...............................      19,607   $ 196   $ 124,487    $ (1,491)   $   (40,823)   $ 82,369
                                                               =========   =====   =========    ========    ===========    ========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                            ---------------------------------------
                                                                                              1999            1998           1997
                                                                                            --------       ---------       --------
                                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .......................................................................      $ (6,315)      $ (22,973)      $ (8,439)
      Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities (excluding working capital from acquisitions):
           Depreciation and amortization .............................................        30,526          20,729          5,130
           Amortization of debt discount, net ........................................            40             120            577
           Gain from disposal of assets ..............................................           (21)           --               (4)
           Extraordinary loss from refinancing .......................................          --            17,387           --
           Change in assets and liabilities:
                Accounts receivable, inventory and prepaid expenses ..................        (6,558)            407           (997)
                Accounts payable and accrued expenses ................................        (3,263)            650            441
                                                                                            --------       ---------       --------
      Net cash provided by (used in) operating activities ............................        14,409          16,320         (3,292)
                                                                                            --------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions .............................................................       (30,314)        (22,830)       (10,765)
      Cost of acquisitions ...........................................................       (11,284)       (294,814)       (44,569)
      Proceeds from (purchase of) short-term cash investments ........................          --             4,544         (4,499)
      Increase in other noncurrent assets ............................................           (26)         (1,688)        (1,856)
      Proceeds from disposition of property ..........................................         4,496            --              148
                                                                                            --------       ---------       --------
      Net cash used in investing activities ..........................................       (37,128)       (314,788)       (61,541)
                                                                                            --------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common and preferred stock ...........................        82,779          39,237         27,101
      Proceeds from conversion of warrants ...........................................             2            --             --
      Repurchase of common and preferred stock .......................................       (43,607)           --           (1,491)
      Proceeds from debt issuance, net ...............................................          --           259,765         69,562
      Proceeds from issuance and conversion of convertible demand notes ..............          --              --              (24)
      Borrowings from lines of credit ................................................        52,845          90,550          9,900
      Repayment of lines of credit ...................................................       (68,845)        (23,050)       (13,385)
      Repayment of debt ..............................................................          (263)        (75,494)       (12,175)
      Cost of refinancing ............................................................          --            (3,938)          --
                                                                                            --------       ---------       --------
      Net cash provided by financing activities ......................................        22,911         287,070         79,488
                                                                                            --------       ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................           192         (11,398)        14,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................         3,427          14,825            170
                                                                                            --------       ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................      $  3,619       $   3,427       $ 14,825
                                                                                            ========       =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash payments for interest .....................................................      $ 30,752       $  14,712       $  4,748
                                                                                            ========       =========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued in consideration for business acquisitions .................      $  6,958       $  10,565       $ 12,814
                                                                                            ========       =========       ========
      Common stock issued in consideration for property additions ....................      $     99       $    --         $   --
                                                                                            ========       =========       ========
      Common stock issued in exchange for preferred stock ............................      $      5       $    --         $   --
                                                                                            ========       =========       ========
      Fair value of warrants issued in connection with debt ..........................      $   --         $    --         $  9,442
                                                                                            ========       =========       ========
      Fair value of warrants issued in connection with preferred stock ...............      $   --         $   4,878       $   --
                                                                                            ========       =========       ========
      Amortization of warrants issued in connection with
           preferred stock ...........................................................      $     43       $     307       $   --
                                                                                            ========       =========       ========
      Conversion of preferred stock, common stock with put redemption
           option and warrants to common stock .......................................      $  5,204       $    --         $   --
                                                                                            ========       =========       ========
      Long-term debt incurred to purchase assets .....................................      $    109       $    --         $    189
                                                                                            ========       =========       ========
      Demand notes converted to preferred stock ......................................      $   --         $    --         $    750
                                                                                            ========       =========       ========

                 See notes to consolidated financial statements.

                      PACKAGED ICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

      Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") manufacture and distribute packaged ice products and bottled water, owns and operates refrigerated warehouses and sells and leases ice production equipment. Packaged ice products are distributed by traditional delivery methods and stand-alone automated merchandising ice systems (the "Ice Factory") that produce, package, store and merchandise ice at the point of sale. At December 31, 1999, the Company served over 74,000 customer locations in 27 states and the District of Columbia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Packaged Ice, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

      ACCOUNTS RECEIVABLE. Accounts receivable are net of allowances for doubtful accounts of $0.5 million and $0.2 million at December 31, 1999 and 1998, respectively.

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

      GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles include the following that are amortized over their useful lives:

      INTANGIBLE ASSETS                            USEFUL LIFE
---------------------------                    ------------------
Goodwill and other acquisition costs....  Straight line method over 40 years
Trade names.............................  Straight line method over 40 years
Ice system patents......................  Straight line method over 17 years
Debt issue costs........................  Straight line method over 5 to 7 years
Other intangibles ......................  Straight line method over the terms of the agreements

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from cold storage and leased ice equipment is recognized as earned under contract terms.

      EARNINGS PER SHARE. The computation of earnings (loss) per share is based on net income (loss), after deducting the dividend requirement of preferred stock ($3.1 million, $5.9 million and $0.2 million in 1999, 1998 and 1997, respectively), divided by the weighted average number of shares outstanding. Options to purchase 900,989 shares and warrants to purchase 2,329,314 shares of common stock issuable under stock options and warrants that are outstanding but exercisable at prices above the Company's average common stock price have not been included in the computation of earnings per share. For the years ended December 31, 1999, 1998 and 1997, all potentially dilutive securities are anti-dilutive and, therefore, are not included in the earnings per share calculation.

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                            1999             1998             1997
                                                                                          --------         --------         -------
                                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss per share of common stock:
      Basic and diluted weighted average common shares outstanding ...............          17,565            4,886           3,600
                                                                                          ========         ========         =======
      Net loss before extraordinary item
           attributable to common shareholders ...................................        $  (0.53)        $  (2.35)        $ (2.40)
                                                                                          ========         ========         =======
      Basic and diluted net loss attributable to common shareholders .............        $  (0.53)        $  (5.91)        $ (2.40)
                                                                                          ========         ========         =======
Net loss for basic and diluted computation:
      Net loss before extraordinary item and
           preferred dividends ...................................................        $ (6,315)        $ (5,586)        $(8,439)
      Extraordinary item .........................................................            --            (17,387)           --
      Preferred share dividends ..................................................          (3,078)          (5,918)           (198)
                                                                                          --------         --------         -------
      Net loss attributable to common shareholders ...............................        $ (9,393)        $(28,891)        $(8,637)
                                                                                          ========         ========         =======

      CASH FLOWS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      FAIR VALUES OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the affiliate amounts due to their related party nature. The fair values of the Company's debt obligations (see Note 8) are representative of their carrying values based upon the variable rate terms for the Credit Facility and management's opinion that the current rates offered to the Company for fixed-rate long term debt with the same remaining maturities and security structure are equivalent to that of the Company's 9 3/4% Senior Notes.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company is currently evaluating what impact adoption of this statement will have on the Company's consolidated financial statements.

      RECLASSIFICATION. Certain amounts from previous years have been reclassified to conform to the current presentation.

3.  ACQUISITIONS

      Since April 1997, the Company has completed 76 acquisitions for an aggregate cost of $381.0 million. Significant acquisitions have included the purchase of all of the outstanding stock of Reddy Ice Corporation from Suiza Foods Corporation for approximately $180.8 million in cash in April 1998 and the purchase of all of the outstanding stock of Cassco Ice & Cold Storage, Inc. from WLR Foods, Inc. for approximately $59 million in cash in July 1998. The Company's acquisition program has been financed almost exclusively through the incurrence of debt and the issuance of capital stock.

      The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included at fair value current assets of $26.1 million, property, plant and equipment of $151.9 million, other assets of $0.6 million, current liabilities of $28.5 million and long-term debt, primarily paid at closings, of $13.3 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired, including acquisition costs, of approximately $244.2 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense for goodwill and other intangible assets resulting from the Company's acquisitions was $6.0 million, $4.2 million and $0.4 million for the three years ended December 31, 1999, 1998 and 1997, respectively.

      The operating results of the acquisitions have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents (i) a summary of the consolidated results of operations for the years ended December 31, 1999 and 1998 as if the 1999 acquisitions had occurred as of January 1, 1998 and (ii) a summary of the consolidated results of operations for the years ended December 31, 1998 and 1997 as if the 1998 acquisitions had occurred as of January 1, 1997.

                                                                                                        1999               1998
                                                                                                     -----------        -----------
                                                                                                         (IN THOUSANDS, EXCEPT
                                                                                                           PER SHARE AMOUNTS)
1999 Acquisitions:
      Revenues ...............................................................................       $   238,114        $   193,484
      Net income (loss) attributable to common shareholders ..................................            (9,304)           (27,236)
      Basic earnings per share ...............................................................             (0.51)             (4.40)
      Diluted earnings per share .............................................................             (0.51)             (4.40)
                                                                                                          1998              1997
                                                                                                      -----------        -----------
                                                                                                          (IN THOUSANDS, EXCEPT
                                                                                                            PER SHARE AMOUNTS)
1998 Acquisitions:
      Revenues ................................................................................       $   218,531        $   156,514
      Net income (loss) attributable to common shareholders ...................................           (34,415)               464
      Basic earnings per share ................................................................             (6.82)              0.10
      Diluted earnings per share ..............................................................             (6.82)              0.09

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVENTORIES

                                                               DECEMBER 31,
                                                         -----------------------
                                                          1999             1998
                                                         ------           ------
                                                              (IN THOUSANDS)
Raw materials and supplies ...................           $7,041           $6,560
Finished goods ...............................            1,038            1,135
                                                         ------           ------
      Total ..................................           $8,079           $7,695
                                                         ======           ======

5.  PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------
                                                             (IN THOUSANDS)
Land .........................................         $ 18,826         $ 15,458
Buildings ....................................           52,088           46,290
Plant, equipment and machinery ...............          150,086          122,714
Construction in progress .....................            3,773            4,510
                                                       --------         --------
Total property and equipment .................          224,773          188,972
Less:  Accumulated depreciation ..............           40,462           19,764
                                                       --------         --------
      Total ..................................         $184,311         $169,208
                                                       ========         ========

      Depreciation expense for the three years ended December 31, 1999 was $20.9 million, $14.1 million and $3.8 million, respectively.

6.  GOODWILL AND OTHER INTANGIBLES

                                                              DECEMBER 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
                                                              (IN THOUSANDS)
Goodwill and other acquisition costs .............       $216,452       $205,710
Trade names ......................................         27,500         27,500
Debt issue costs .................................         10,330         10,227
Other intangibles ................................          2,185          4,471
                                                         --------       --------
                                                          256,467        247,908
Less:  Accumulated amortization ..................         14,046          7,158
                                                         --------       --------
      Total ......................................       $242,421       $240,750
                                                         ========       ========

7.  ACCRUED LIABILITIES

                                                               DECEMBER 31,
                                                        ------------------------
                                                          1999            1998
                                                        -------          -------
                                                              (IN THOUSANDS)
Accrued interest .............................          $11,366          $11,749
Accrued compensation .........................            4,668            4,258
Accrued acquisition costs ....................             --              1,620
Accrued taxes ................................            1,726            1,594
Other accruals ...............................            3,225            3,285
                                                        -------          -------
      Total ..................................          $20,985          $22,506
                                                        =======          =======

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  LONG TERM OBLIGATIONS

      On January 28, 1998, the Company completed a private offering of $145 million aggregate principal amount of its 9 3/4% Senior Notes. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended, (the "Indenture"). The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future Subordinated Indebtedness of the Company and PARI PASSU to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company's bank credit facility established in April 1998. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the 9 3/4% Senior Notes were used for (i) repurchase of $75 million of previously issued long-term debt; (ii) repayment of all outstanding obligations under the revolving credit facility; (iii) funding of acquisitions of traditional ice companies; and (iv) working capital and general corporate purposes.

      Simultaneous with the issuance of the 9 3/4% Senior Notes and in conjunction with the purchase and retirement of $75.0 million of long-term debt, the Company recorded an extraordinary charge of $17.4 million for such debt extinguishment relating to the write-off of the debt discount, associated redemption premiums and issuance costs.

      On April 30, 1998, the Company issued an additional $125 million of Tack-on-Notes. The Tack-on-Notes were issued pursuant to the Indenture and are identical in terms to the $145 million of 9 3/4% Senior Notes issued January 28, 1998. In connection with issuing the Tack-on-Notes, the Company obtained the consent of a majority of the holders of the original 9 3/4% Senior Notes to certain amendments to the Indenture. The Company paid consent fees aggregating $1.4 million to the 9 3/4% Senior Note Holders. The principal amendments to the Indenture allowed the issuance of the Tack-on-Notes and allowed the Company to enter into the Credit Facility. The Company's 9 3/4% Senior Notes, including the Tack-on-Notes, are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries. The net proceeds of the Tack-on-Notes were used to fund a portion of the cash consideration for the acquisition of Reddy Ice Corporation.

      In July 1998, the Company completed an offer to exchange the 9 3/4% Senior Notes, including the Tack-on-Notes with new debt registered under the Securities Act of 1933. The forms and terms of the new 9 3/4% Senior Notes are identical in all material respects to the forms and terms of the original 9 3/4% Senior Notes and the Tack-on-Notes, except for certain transfer restrictions and registration rights.

      On April 30, 1998, the Company entered into an $80 million, five year senior credit facility with Antares Capital Corporation, as amended, (the "Credit Facility") consisting of a revolving working capital facility of $25 million (the "Working Capital Loan") and a revolving acquisition loan facility of $55 million (the "Acquisition Loan"). The Credit Facility replaced the Company's previous line of credit. The outstanding principal balance under the Credit Facility bears interest per annum, at the Company's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. Additionally, the Company pays a 0.5% commitment fee quarterly on the average availability under the Credit Facility. Amounts outstanding under the Working Capital Loan of the Credit Facility are due March 31, 2003. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 12 equal quarterly installments commencing June 30, 2000. The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of minimum ratio levels of earnings before interest, taxes and depreciation and amortization ("EBITDA") to fixed charges, interest coverage and leverage, as defined in the Credit Facility, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      At December 31, 1999 and 1998, long term obligations consisted of the following:

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        ---------     ---------
                                                             (IN THOUSANDS)
9 3/4% Senior Notes ................................    $ 270,000     $ 270,000
Unamortized debt discount on 9 3/4% Senior Notes ...         (203)         (243)
Revolving credit facility ..........................       51,500        67,500
Other ..............................................          993         1,124
                                                        ---------     ---------
Total ..............................................      322,290       338,381
Less:  Current maturities ..........................      (13,126)         (231)
                                                        ---------     ---------
      Long term obligations, net ...................    $ 309,164     $ 338,150
                                                        =========     =========

      As of December 31, 1999, principal maturities of long term obligations for the next five years are as follows:

                                                                  (IN THOUSANDS)
2000...........................................................    $      13,126
2001...........................................................           17,420
2002...........................................................           17,359
2003...........................................................            4,363
2004...........................................................               45
And thereafter.................................................          269,977
                                                                   -------------
      Total....................................................    $     322,290
                                                                   =============

      See Note 13 for information regarding subsidiary guarantors of long term obligations.

9.  INCOME TAXES

      The Company incurred losses for each of the three years ended December 31, 1999, 1998 and 1997 for both financial reporting and tax return purposes. Due to the uncertainty of being able to utilize such losses to reduce future taxes, a valuation allowance has been provided to reduce to zero the net deferred tax assets resulting primarily from the loss carryforwards available.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                   1999       1998       1997
                                                --------    --------    -------
                                                         (IN THOUSANDS)
Federal income tax benefit at statutory rate ...$ (2,147)   $ (7,811)   $(2,869)
State income taxes, net of federal income tax
  benefits .....................................    (208)       (659)      (269)
Acquired tax liability .........................    --          --        2,837
Increase in valuation allowance ................     823       7,590        201
Non-deductible expenses and other ..............   1,532         880        100
                                                --------    --------    -------
      Total provision for income taxes .........$   --      $   --      $  --
                                                ========    ========    =======

Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1999        1998        1997
                                                --------    --------    -------
                                                          (IN THOUSANDS)
Deferred Tax Liability:
      Property and equipment ................   $(12,351)   $(11,027)   $(4,169)
                                                ========    ========    =======

Deferred Tax Asset:
      Other assets ..........................   $    619    $    272    $    21
      Net operating loss carryforwards ......     21,352      19,552      5,355
                                                --------    --------    -------
           Total deferred tax assets ........   $ 21,971    $ 19,824    $ 5,376
                                                ========    ========    =======

Net deferred tax assets .....................   $  9,620    $  8,797    $ 1,207
Valuation allowance .........................     (9,620)     (8,797)    (1,207)
                                                --------    --------    -------
      Total deferred taxes ..................   $   --      $   --      $  --
                                                ========    ========    =======

      At December 31, 1999, the Company had approximately $57 million of net operating loss carryforwards that expire between 2005 and 2019. There will be an annual limitation on the utilization of the outstanding NOLs due to an ownership change, as defined by Internal Revenue Code Section 382.

10.  CAPITAL STOCK

      PREFERRED STOCK. The Company's Board of Directors authorized 450,000 shares of $0.01 par value Series A convertible preferred stock ("Series A"). The Company issued 450,000 shares of $0.01 par value Series A convertible preferred stock in a private placement offering during 1995. Series A has no sinking fund provisions, but upon liquidation of the Company, the Company must pay the Series A holders $5.56 per share (aggregate of $2,502,000) before any amounts may be paid to the holders of common stock. Series A holders are entitled to vote on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each Series A holder is entitled to vote the number of equivalent common shares that underlie their respective Series A investment. Each Series A share is convertible into common stock without payment of additional consideration at a conversion price of $5.56 per share.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common shares subject to this redemption feature are shown on the consolidated balance sheets under the heading "Common Stock With Put Redemption Option".

      During January 1997, the Company's Board of Directors authorized and the shareholders approved the designation of 200,000 shares of $0.01 par value Series B convertible preferred stock ("Series B"). The Company issued 124,831 Series B shares in full satisfaction of 10% convertible demand notes. Series B has no sinking fund provisions, but upon liquidation of the Company, the Company must pay the Series B holders $6.07 per share (aggregate $757,724) before any amounts may be paid to the holders of common stock. Series B holders are entitled to vote on all matters upon which the holders of common stock have the right to vote and are generally entitled to vote as a class on any matters adversely affecting their rights as holders of this series of preferred stock. Each Series B holder is entitled to vote the number of equivalent common shares that underlie their respective Series B investment. Each Series B share is convertible into common stock without payment of additional consideration at a conversion price of $6.07 per share.

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

      In connection with the Company's offering of common stock on February 3, 1999, as discussed below, the holders of Series A and Series B exercised their convertibility rights and received 450,000 and 124,831 common shares, respectively, and the put redemption feature on the 420,000 common shares referred to above was satisfied.

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

      On December 2, 1997, the Company entered into a securities purchase agreement with Culligan Water Technologies, Inc. and an existing shareholder pursuant to which the Company issued 250,000 shares of the 10% exchangeable preferred stock, 100 shares of Series C preferred stock and warrants, with an exercise price of $13.00 per share, to purchase 1,923,077 shares of the Company's common stock, in exchange for an aggregate price of $25.0 million less issuance cost of $856,017. The warrants are valid until the earlier to occur of
(a) April 15, 2005 or (b) the first anniversary of the last day of the first period of 20 consecutive days following a qualifying IPO, as defined, during which there is a closing price on each such trading day and the closing price on each such trading day equals or exceeds the threshold price, as defined. The Series C preferred stock was created to provide Culligan and the existing shareholder the right to vote a number of shares equal to the number of warrants issued to them, such rights to be effective only at such time or times that Culligan owns less than twenty percent of the fully diluted common stock of the Company. The Company may redeem the outstanding Series C preferred stock (but not less than 100%) at such time as the original investors cease to own at least 50% of the warrants.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      In July 1998, the Company completed an offer to exchange the 13% exchangeable preferred stock with new 13% exchangeable preferred stock registered under the Securities Act of 1933. The form and terms of the registered stock are identical in all material respects, except for certain transfer restrictions and registration rights.

      In connection with the Company's offering of common stock on February 3, 1999, as discussed below, the Company repurchased the 13% exchangeable preferred stock for $43.6 million that included accrued but unpaid dividends and a redemption premium. The holders of the 13% exchangeable preferred stock also exercised warrants to purchase 974,603 shares of common stock in a cashless transaction.

      During 1998 and 1999, the Company paid no cash dividends on the 10% exchangeable preferred stock or the 13% exchangeable preferred stock, electing to pay in kind dividends on the respective dividend dates. Payments for the year ended December 31, 1999 totaled 27,971 shares of 10% exchangeable preferred stock and warrants to purchase 215,163 shares of common stock at $13 per share. Payments for the year ended December 31, 1998 totaled 23,525 shares of 13% exchangeable preferred stock, 22,890 shares of 10% exchangeable preferred stock and 176,074 warrants to purchase common stock at $13 per share.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$39.5 million to pay amounts outstanding under the Company's revolving credit facility. The redemption premium on the 13% exchangeable preferred stock of approximately $3.8 million was paid with 481,887 shares of common stock at $7.91 per share.

11.  RELATED PARTIES

      In connection with certain acquisitions, some former owners have become shareholders of the Company. Some of these shareholders have leased real estate or facilities to the Company as part of the acquisition transaction. Expenses related to these leases were $0.4 million in 1999, $0.4 million in 1998 and $0.1 million in 1997. (See Note 15)

      Certain affiliates of the Company's shareholders sell equipment and inventory to the company. Total expenditures incurred related to these entities were $6.9 million in 1999, $4.7 million in 1998 and $4.8 million in 1997. At December 31, 1999 and 1998, accrued liabilities to these entities totaled $0.1 million and $0.6 million, respectively.

      Law firms associated with certain company shareholders provided services totaling $1.2 million in 1999, $1.7 million in 1998 and $0.9 million in 1997.

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

12.  EMPLOYEE BENEFIT PLANS

      401(K) PLAN. The Company has established a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $498,092 in 1999, $290,592 in 1998 and $49,012 in 1997.

      1994 STOCK OPTION PLAN. During 1994, the shareholders have approved the Packaged Ice, Inc. 1994 Stock Option Plan that reserved for issuance 400,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options to employees, outside directors and consultants and advisors to the Company or any of its subsidiaries. The plan provides for the underlying shares that are no longer subject to purchase pursuant to an option previously granted to be reoptioned. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, vest in equal annual installments over five years and expire 10 years from the date of grant. All outstanding options became fully vested at the date of the Company's initial public offering.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The following table indicates share and exercise price information with respect to the 1994 Stock Option Plan for the three years ended December 31, 1999, 1998 and 1997:

                                             1999                  1998                   1997
                                     --------------------   --------------------   --------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                     --------    --------   --------    --------   --------    --------
Outstanding at beginning of year .    391,200    $  11.01    256,000    $   9.16     63,500    $   6.53
Granted ..........................       --          0.00    154,700       13.67    194,500       10.00

Exercised ........................       --          0.00     (6,300)       6.37       --          0.00
Forfeited ........................     (5,500)      10.91    (13,200)       8.48     (2,000)       6.75
                                     --------    --------   --------    --------   --------    --------
Outstanding at end of year .......    385,700    $  11.01    391,200    $  11.01    256,000    $   9.16
                                     ========    ========   ========    ========   ========    ========
Weighted average fair value of
   options granted during the year               $   0.00               $   3.92               $   3.99
                                                 ========               ========               ========

      1998 STOCK OPTION PLAN. During 1998, the shareholders have approved the Packaged Ice, Inc. 1998 Stock Option Plan that reserved for issuance 1,000,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock and stock bonuses to officers, employees, outside directors and consultants and advisors to the Company or any of its subsidiaries at the discretion of the Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, become exercisable in annual increments for up to five years commencing one year after the date of grant and expire not more than 10 years from the date of grant.

   The following table indicates share and exercise price information with respect to the 1998 Stock Option Plan for the two years ended December 31, 1999 and 1998:

                                                          1999                 1998
                                                 --------------------   --------------------
                                                             WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE
                                                  SHARES      PRICE      SHARES      PRICE
                                                 --------    --------   --------    --------
Outstanding at beginning of year .............    243,070    $  15.00       --      $   0.00
Granted ......................................    184,682        8.01    244,220       15.00
Exercised ....................................       --          0.00       --          0.00
Forfeited ....................................    (12,463)      13.33     (1,150)      15.00
                                                 --------    --------   --------    --------
Outstanding at end of year ...................    415,289    $  11.94    243,070    $  15.00
                                                 ========    ========   ========    ========
Weighted average fair value of options granted
      during the year ........................               $   4.59               $   6.23
                                                             ========               ========

      The Company's reported net income and earnings per share would have been reduced had compensation cost for the company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123 "Accounting for Stock-Based Compensation". For purposes of estimating the fair value disclosure below, the fair value of each stock option has been

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estimated on the grant date using the "minimum value" method for option-pricing during the years ended December 31, 1998 and 1997, as there was no public market for the Company's common stock. The "Black-Scholes" method was used during the year ended December 31, 1999. Calculations used the following weighted average assumptions:

                                                 1999      1998      1997
                                               --------  --------  -------
      Dividend yield.........................     0.00%     0.00%    0.00%
      Volatility.............................    82.10%     0.00%    0.00%
      Risk free interest rate................     5.63%     5.51%    6.40%
      Expected lives.........................  10 years  10 years  8 years

The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma amounts below:

                                                            1999           1998           1997
                                                       -------------   ------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Loss Attributable to Common Shareholders:
      As reported..................................... $      (9,393)  $    (28,891)  $      (8,637)
      Pro forma.......................................        (9,916)       (30,282)         (8,828)

Basic and Diluted Earnings Per Share:
      As reported..................................... $      (0.53)   $      (5.91)  $       (2.40)
      Pro forma.......................................        (0.56)          (6.20)          (2.45)

13.  SUBSIDIARY GUARANTORS

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

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1999             1998
                                                     ---------        ---------
                                                            (IN THOUSANDS)
Balance Sheet Data:
      Current assets .........................       $  31,484        $  29,373
      Property and equipment .................         184,306          169,208
      Total assets ...........................         450,468          429,508
      Current liabilities ....................          15,257           14,864
      Long term debt .........................             742              893
      Total shareholders' equity .............          (6,480)          (5,959)


                                                YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                        1999            1998            1997
                                      ---------       ---------       ---------
                                                    (IN THOUSANDS)
Operating Data:
      Net revenues .............      $ 231,723       $ 177,491       $  24,811
      Gross profit .............         92,337          74,193           9,756
      Net loss .................           (521)         (2,493)         (8,878)

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  SEGMENT INFORMATION

      The Company has two reportable segments: (1) ice products and (2) non-ice operations. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice operations include refrigerated warehouses, manufacturing and distribution of bottled water and sale and leasing of ice production equipment other than the Ice Factory. The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and does not allocate assets by segments. Inter-segment sales are accounted for at current market prices. Segment information for the years ended December 31, 1999, 1998 and 1997 is as follows:

For the Year Ended December 31, 1999:

                                                                      ICE          NON-ICE       ELIMINATION       TOTAL
                                                                 -------------  -------------   ------------   -------------
                                                                                       (IN THOUSANDS)
Revenues.......................................................  $     211,763  $      21,230   $     (1,270)  $     231,723
Cost of sales..................................................        127,848         12,610         (1,072)        139,386
                                                                 -------------  -------------   ------------   -------------
Gross profit...................................................         83,915          8,620           (198)         92,337
Operating expenses.............................................         34,707          3,031              -          37,738
Other income...................................................             21              -              -              21
                                                                 -------------  -------------   ------------   -------------
      EBITDA...................................................  $      49,229  $       5,589   $       (198)  $      54,620
                                                                 =============  =============   ============   =============

For the Year Ended December 31, 1998:

                                                                      ICE          NON-ICE       ELIMINATION       TOTAL
                                                                 -------------  -------------   ------------   -------------
                                                                                         (IN THOUSANDS)

Revenues.......................................................  $     168,074  $      13,115   $     (1,328)  $     179,861
Cost of sales..................................................        100,765          8,561         (1,050)        108,276
                                                                 -------------  -------------   ------------   -------------
Gross profit...................................................         67,309          4,554           (278)         71,585
Operating expenses.............................................         29,662          2,079              -          31,741
Other income...................................................              4              -              -               4
                                                                 -------------  -------------   ------------   -------------
      EBITDA...................................................  $      37,651  $       2,475   $       (278)  $      39,848
                                                                 =============  =============   ============   =============

For the Year Ended December 31, 1997:

                                                                      ICE          NON-ICE       ELIMINATION       TOTAL
                                                                 -------------  -------------   ------------   -------------
                                                                                       (IN THOUSANDS)

Revenues.......................................................  $      28,790  $         842   $          -   $      29,632
Cost of sales..................................................         18,304            420              -          18,724
                                                                 -------------  -------------   ------------   -------------
Gross profit...................................................         10,486            422              -          10,908
Operating expenses.............................................          7,298            338              -           7,636
Other income...................................................              4              -              -               4
                                                                 -------------  -------------   ------------   -------------
      EBITDA...................................................  $       3,192  $          84   $          -   $       3,276
                                                                 =============  =============   ============   =============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Reconciliation of EBITDA to net loss before extraordinary item and preferred dividends for the three years ended December 31, 1999, 1998 and 1997 is as follow:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                     1999           1998           1997
                                                                                -------------   ------------   -------------
                                                                                               (IN THOUSANDS)
EBITDA......................................................................... $      54,620   $     39,848   $       3,276
Depreciation and amortization..................................................       (30,526)       (20,729)         (5,130)
Interest expense...............................................................       (30,409)       (24,705)         (6,585)
Income taxes...................................................................             -              -               -
                                                                                -------------   ------------   -------------
      Net loss before extraordinary item and preferred dividends............... $      (6,315)  $     (5,586)  $      (8,439)
                                                                                =============    ===========   =============

15.  COMMITMENTS AND CONTINGENCIES

      In April 1993, the Company entered into an agreement to purchase the bagging component of the Ice Factory from a shareholder for a period of three years or until a minimum of 3,600 components is purchased. Since inception of this agreement, the Company has purchased 2,298 components.

      The Company entered into employment contracts with certain executive officers and key employees of the Company with terms of one to two years. The aggregate annual commitment for base salary under these agreements is approximately $1.2 million.

      As a result of the acquisitions, the Company entered into certain employment contracts with former employees of the acquired companies with terms of one to five years. The aggregate annual commitment under these agreements is approximately $0.6 million.

      The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 1999 were approximately $5.8 million in 2000, $5.4 million in 2001, $5.1 million in 2002, $4.2 million in 2003, $3.4 in 2004 and $9.7 million thereafter. Rent expense was $5.0 million, $3.3 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

      In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer in which the Company has committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999 for the five years ending May 31, 2004. As of December 31, 1999, the Company had purchased 1,557 merchandisers and $0.4 million of parts.

16.   SUBSEQUENT EVENTS

      In January 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to be a tax qualified plan under Internal Revenue Code Section 423, and will offer employees of the Company and its subsidiaries the right to purchase shares of the Company's common stock each quarter. The purchase price will be the lesser of 85% of the fair market value at the offering date or the exercise date. The Company has reserved for issuance 250,000 shares under the ESPP.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      On March 1, 2000, the Company exercised its right to redeem its $0.01 par value Series C preferred stock. The 100 outstanding shares were redeemed for $10 per share.

17.   QUARTERLY INFORMATION (UNAUDITED)

      The following table summarizes the unaudited quarterly information for the years ended December 31, 1999 and 1998. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

1999                                                  1ST             2ND            3RD             4TH            YEAR
----                                             -------------   -------------  -------------   ------------   -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................................  $      31,421   $      67,246  $      87,400   $     45,656   $     231,723
Gross profit...................................          9,325          28,937         38,692         15,383          92,337
Net income (loss) attributable to
   common shareholders.........................        (14,286)          3,687         12,342        (11,136)         (9,393)
Earnings per Share:
   Basic.......................................         (1.03)           0.20           0.65           (0.58)         (0.53)
   Diluted.....................................         (1.03)           0.20           0.63           (0.58)         (0.53)
1998                                                  1ST             2ND            3RD             4TH            YEAR
----                                             -------------   -------------  -------------   ------------   -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................................  $       8,402   $      51,154  $      78,588   $     41,717   $     179,861
Gross profit...................................          2,008          22,075         33,027         14,475          71,585
Net income (loss) before extraordinary
   item attributable to common
   shareholders................................         (7,407)          2,175          7,096        (13,368)        (11,504)
Extraordinary loss on refinancing..............        (17,387)            -              -              -           (17,387)
Net income (loss) attributable to
   common shareholders.........................  $     (24,794)  $       2,175  $       7,096   $    (13,368)  $     (28,891)
Earnings per Share:
   Basic:
      Net income (loss) before
        extraordinary item attributable
        to common shareholders.................  $      (1.69)   $       0.43   $       1.41    $      (2.65)  $      (2.35)
      Extraordinary loss on refinancing........         (3.95)            -              -              -             (3.56)
      Net income (loss) attributable to
        common shareholders....................  $      (5.64)   $       0.43   $       1.41    $      (2.65)  $      (5.91)
   Diluted:
      Net income (loss) before
        extraordinary item attributable
        to common shareholders.................  $      (1.69)   $       0.31   $       0.97    $      (2.65)  $      (2.35)
      Extraordinary loss on refinancing........         (3.95)            -              -               -            (3.56)
      Net income (loss) attributable to
        common shareholders....................  $      (5.64)   $       0.31   $       0.97    $      (2.65)  $      (5.91)

      The sum of the individual quarters earnings per share do not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and warrants in each quarter. In periods of loss, dilutive effects become antidilutive and are not considered in the computation of loss per share. In April 1998, the company acquired Reddy Ice Corporation from Suiza Foods Corporation. In July 1998, the Company acquired Cassco Ice and Cold Storage, Inc. from WLR Foods, Inc.