Form 10-Q
period 2000-03-31
PACKAGED ICE INC
filed 2000-05-10
CIK 917731

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

      The total number of shares of common stock, par value $0.01 per share, outstanding as of May 5, 2000 was 19,333,092.

================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                            PAGE
                      PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2000
              (Unaudited) and December 31, 1999 .............................  3
           Condensed Consolidated Statements of Operations for the
              three months ended March 31, 2000 and 1999 (Unaudited).........  4
           Condensed Consolidated Statement of Shareholders' Equity
              as of March 31, 2000 (Unaudited) ..............................  5
           Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999 (Unaudited).........  6
           Notes to the Condensed Consolidated Financial Statements .........  7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................ 12

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 15

Item 2. Changes in Securities and Use of Proceeds............................ 15

Item 4. Submission of Matters to Vote of Security Holders.................... 16

Item 6. Exhibits and Reports on Form 8-K..................................... 16

SIGNATURES................................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              MARCH 31,            DECEMBER 31,
                                                                2000                  1999
                                                              ---------             ---------
                                                             (UNAUDITED)
                                                                       (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents .............................    $   4,574             $   3,619
   Accounts receivable, net ..............................       16,700                19,002
   Inventories ...........................................       10,310                 8,079
   Prepaid expenses ......................................        6,235                 4,658
                                                              ---------             ---------
      Total current assets ...............................       37,819                35,358
PROPERTY, net ............................................      188,003               184,311
GOODWILL AND OTHER INTANGIBLES, net ......................      240,573               242,421
OTHER ASSETS .............................................          255                   242
                                                              ---------             ---------
TOTAL ....................................................    $ 466,650             $ 462,332
                                                              =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term obligations ..............    $  18,415             $  13,126
   Accounts payable ......................................        7,964                 6,010
   Payable to affiliates .................................        1,088                    89
   Accrued expenses ......................................       12,807                20,985
                                                              ---------             ---------
      Total current liabilities ..........................       40,274                40,210
LONG TERM OBLIGATIONS ....................................      327,002               309,164
COMMITMENTS AND CONTINGENCIES ............................         --                    --
MANDATORILY REDEEMABLE PREFERRED STOCK:
   10% Exchangeable - 300,861 shares issued and
       outstanding at March 31, 2000 and
       December 31, 1999, liquidation preference
       of $100 per share .................................       31,339                30,589
SHAREHOLDERS' EQUITY:
   Preferred stock, Series C, $0.01 par value,
      100 shares authorized and outstanding at
      December 31, 1999 ..................................         --                    --
   Common stock, $0.01 par value, 50,000,000 shares
      authorized; 19,606,940 shares issued at
      March 31, 2000, and December 31, 1999 ..............          196                   196
   Additional paid-in capital ............................      123,736               124,487
   Less:  298,231 shares of treasury stock, at cost ......       (1,491)               (1,491)
   Accumulated deficit ...................................      (54,406)              (40,823)
                                                              ---------             ---------
      Total shareholders' equity .........................       68,035                82,369
                                                              ---------             ---------
TOTAL ....................................................    $ 466,650             $ 462,332
                                                              =========             =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                  2000                 1999
                                                --------             --------
                                                   (IN THOUSANDS, EXCEPT PER
                                                         SHARE AMOUNTS)

Revenues ...................................    $ 35,512             $ 31,421
Cost of sales ..............................      25,916               22,096
                                                --------             --------
Gross profit ...............................       9,596                9,325
Operating expenses .........................       8,218                8,269
Depreciation and amortization expense ......       6,980                6,815
                                                --------             --------
Loss from operations .......................      (5,602)              (5,759)
Other income (expense), net ................        --                     (2)
Interest expense ...........................      (7,981)              (7,617)
                                                --------             --------
Loss before income taxes ...................     (13,583)             (13,378)
Income taxes ...............................        --                   --
                                                --------             --------
Net loss before preferred dividends ........     (13,583)             (13,378)
Preferred dividends ........................        (750)                (908)
                                                --------             --------
Net loss attributable to common shareholders    $(14,333)            $(14,286)
                                                ========             ========

Net loss per share of common stock:
   Basic and diluted .......................    $  (0.74)            $  (1.03)
                                                ========             ========

Weighted average common shares outstanding:
   Basic and diluted .......................      19,309               13,810
                                                ========             ========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                         COMMON STOCK
                                    ----------------------
                                     NUMBER
                                       OF           PAR        PAID-IN      TREASURY     ACCUMULATED
                                     SHARES        VALUE       CAPITAL        STOCK        DEFICIT        TOTAL
                                    ---------    ---------    ---------     ---------     ---------     ---------
                                                                   (IN THOUSANDS)
Balance at December 31, 1999 ...       19,607    $     196    $ 124,487     $  (1,491)    $ (40,823)    $  82,369
Redemption of Series C
   Preferred stock .............         --           --             (1)         --            --              (1)
Dividends accumulated on
   10% exchangeable
   preferred stock .............         --           --           (750)         --            --            (750)
Net loss .......................         --           --           --            --         (13,583)      (13,583)
                                    ---------    ---------    ---------     ---------     ---------     ---------
Balance at March 31, 2000 ......       19,607    $     196    $ 123,736     $  (1,491)    $ (54,406)    $  68,035
                                    =========    =========    =========     =========     =========     =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           -----------------------------
                                                             2000                 1999
                                                           --------             --------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................    $(13,583)            $(13,378)
   Adjustments to reconcile net loss to net cash
     used in operating activities (excluding working
     capital from acquisitions):
       Depreciation and amortization ..................       6,980                6,815
       Amortization of debt discount, net .............          10                   10
       Loss from disposal of assets ...................        --                      2
       Change in assets and liabilities:
           Accounts receivable, inventory and
             prepaid expenses .........................      (1,534)              (1,303)
           Accounts payable and accrued expenses ......      (5,224)              (7,714)
                                                           --------             --------
   Net cash used in operating activities ..............     (13,351)             (15,568)
                                                           --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions .................................      (5,466)              (6,603)
   Cost of acquisitions ...............................      (3,217)                (130)
   Decrease (increase) in other noncurrent assets .....        (127)                 445
   Proceeds from disposition of property ..............        --                    196
                                                           --------             --------
   Net cash used in investing activities ..............      (8,810)              (6,092)
                                                           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred stock        --                 82,996
   Proceeds from conversion of warrants ...............        --                      1
   Repurchase of common and preferred stock ...........          (1)             (43,606)
   Borrowings from lines of credit ....................      23,163               23,435
   Repayment of lines of credit .......................        --                (39,500)
   Repayment of debt ..................................         (46)                 (13)
                                                           --------             --------
   Net cash provided by financing activities ..........      23,116               23,313
                                                           --------             --------
NET INCREASE IN CASH AND EQUIVALENTS ..................         955                1,653
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........       3,619                3,427
                                                           --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............    $  4,574             $  5,080
                                                           ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest .........................    $ 14,449             $ 14,010
                                                           ========             ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Accretion of warrants in connection with 13%
     exchangeable preferred stock .....................    $   --               $     43
                                                           ========             ========
   Conversion of common and preferred stock with
     put redemption options into common stock .........    $   --               $  5,195
                                                           ========             ========
   Conversion of warrants in exchange for common stock     $   --               $     10
                                                           ========             ========
   Common stock issued for redemption premium on
      13% exchangeable preferred stock ................    $   --               $      5
                                                           ========             ========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


1.  GENERAL

      The condensed consolidated financial statements of Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") included herein are unaudited, except for the balance sheet as of December 31, 1999 that has been prepared from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and as applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flow for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. On January 1, 2000, the company changed the useful life of its Ice Factory equipment from seven to twelve years. If the company had continued using a seven-year useful life, depreciation and amortization for the three months ended March 31, 2000 would have been $7.7 million and net loss attributable to common shareholders and basic and diluted loss per common share would have been $15.1 million and $0.78, respectively. Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  ACQUISITIONS

      During the three months ended March 31, 2000, the company completed one previous acquisition by exercising its option to purchase the real estate upon which one of the Company's traditional ice plants resided for $3.0 million, and completed four other small tuck-in acquisitions at a cost of approximately $0.2 million. The real estate was financed through the acquisition loan of the Antares facility, while the four acquisitions were funded through current operations.

      The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been preliminarily allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair market value, property plant and equipment of approximately $3.1 million. The excess of aggregate purchase price over the fair market value of the net assets acquired of $0.1 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from the Company's acquisitions was $1.6 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively.

      The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents (i) a summary of the consolidated results of operations for the three months ended March 31, 2000 and 1999 as if the acquisitions during such periods had occurred as of January 1, 1999 and (ii) a summary of the consolidated results of operations for the three months ended March 31, 1999 as if the acquisitions during such periods had occurred as of January 1, 1998.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
                                                       (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
  2000 and 1999 Acquisitions:
     Revenues .....................................    $ 35,584     $ 31,506
     Net loss attributable to common shareholders .     (14,329)     (14,281)
     Basic and diluted earnings per share .........       (0.74)       (1.03)

                                                            THREE MONTHS
                                                               ENDED
                                                           MARCH 31, 1999
                                                           --------------
                                                        (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
  1999 Acquisitions:
     Revenues................................................ $31,434
     Net loss attributable to common shareholders............ (14,286)
     Basic and diluted earnings per share....................   (1.03)

3.  INVENTORY

      Inventories contain raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging polyethylene bags, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water awaiting sale. Inventories are valued at the lower of cost or market basis. Cost is determined using the first-in, first-out and average cost methods.

                                                       MARCH 31,  DECEMBER 31,
                                                         2000        1999
                                                       --------   -----------
                                                          (IN THOUSANDS)

     Raw materials and supplies...................      $ 8,158    $ 7,041
     Finished goods ..............................        2,152      1,038
                                                        -------    -------
          Total ..................................      $10,310    $ 8,079
                                                        =======    =======

4.  EARNINGS PER SHARE

      The computation of earnings per share is based on net loss, after deducting the dividend requirement of preferred stock ($0.8 million in 2000 and $0.9 million in 1999), divided by the weighted average number of shares outstanding. Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is anti-dilutive. For the three months ended March 31, 2000 and 1999, all potentially dilutive securities are anti-dilutive and, therefore, are not included in the earnings per share calculation.

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
                                                          (IN THOUSANDS)
Basic and Diluted Earnings Per Share:
   Weighted average common shares outstanding .....      19,309       13,810
                                                       ========     ========
   Basic and diluted loss attributable to
     common shareholders ..........................   $   (0.74)    $  (1.03)
                                                       ========     ========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

Earnings for Basic and Diluted Computation:
   Net loss before extraordinary item and
     preferred dividends ...........................     $(13,583)     $(13,378)
   Preferred share dividends .......................         (750)         (908)
                                                         --------      --------
      Net loss attributable to common
        shareholders ...............................     $(14,333)     $(14,286)
                                                         ========      ========

5.  LONG TERM OBLIGATIONS

      At March 31, 2000 and December 31, 1999, long term obligations consisted of the following:

                                               MARCH 31,            DECEMBER 31,
                                                  2000                  1999
                                               ---------            ------------
                                                         (IN THOUSANDS)
9 3/4% senior notes ......................      $270,000              $270,000
Less:  Unamortized debt discount
  on 9 3/4% senior notes .................          (193)                 (203)
Credit Facility ..........................        74,663                51,500
Other ....................................           947                   993
                                                --------              --------
Total ....................................       345,417               322,290
Less:  Current maturities ................       (18,415)              (13,126)
                                                --------              --------
   Long term obligations, net ............      $327,002              $309,164
                                                ========              ========

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

6.  CAPITAL STOCK

      On March 1, 2000, the Company redeemed all of the Series C Preferred Stock by cash payment of $1,000. In addition, as of March 31, 2000, 393,700 shares and 1,000,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1994 and 1998 Stock Option Plans, respectively, and 3,168,992 shares have been reserved for issuance upon the exercise of outstanding warrants.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

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

                                                        MARCH 31,  DECEMBER 31,
                                                           2000        1999
                                                        ---------  -----------
                                                           (IN THOUSANDS)
      Balance Sheet Data:
         Current assets................................ $  32,980    $ 31,484
         Property and equipment........................   187,999     184,306
         Total assets..................................   454,389     450,468
         Current liabilities...........................    17,026      15,257
         Long term debt................................       699         742
         Total shareholders' equity....................   (19,311)     (6,480)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                         --------------------
                                                            2000       1999
                                                         ---------    -------
                                                             (IN THOUSANDS)
      Operating Data:
         Net revenues..................................  $ 35,512     $31,421
         Gross profit..................................     9,596       9,325
         Net loss......................................   (12,831)    (12,006)

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

      During the three months ended March 31, 2000, the company entered into non-cancellable operating leases with aggregate annual commitments of approximately $1.3 million over the next four years.

9.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is effective for all fiscal years beginning after June 15, 2000. FASB Statement No. 133, as amended by SFAS 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is currently evaluating what impact adoption of this statement will have on the Company's consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

10.  SEGMENT INFORMATION

      The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice products and services include refrigerated warehouses, bottled water manufacturing and distribution and leasing of ice production equipment other than the Ice Factory. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and does not allocate assets by segments. Inter-segment sales are accounted for at current market prices.

      For the Three Months Ended March 31, 2000:

                                                     ICE          NON-ICE      ELIMINATION       TOTAL
                                                   -------        -------       --------        -------
                                                                      (IN THOUSANDS)
Revenues ......................................    $30,976        $ 4,536       $   --          $35,512
Cost of sales .................................     23,529          2,387           --           25,916
                                                   -------        -------       --------        -------
Gross profit ..................................      7,447          2,149           --            9,596
Operating expenses ............................      7,382            836           --            8,218
Other income (expense) ........................       --             --             --             --
                                                   -------        -------       --------        -------
   EBITDA .....................................    $    65        $ 1,313       $   --          $ 1,378
                                                   =======        =======       ========        =======

      For the Three Months Ended March 31, 1999:

                                                     ICE          NON-ICE      ELIMINATION       TOTAL
                                                   -------        -------       --------        -------
                                                                      (IN THOUSANDS)

Revenues ......................................    $26,691        $ 5,237       $   (507)       $ 31,421
Cost of sales .................................     19,457          3,038           (399)         22,096
                                                   -------        -------       --------        --------
Gross profit ..................................      7,234          2,199           (108)          9,325
Operating expenses ............................      7,556            713           --             8,269
Other income (expense) ........................         (2)          --             --                (2)
                                                   -------        -------       --------        --------
   EBITDA .....................................    $  (324)       $ 1,486       $   (108)       $  1,054
                                                   =======        =======       ========        ========

      Reconciliation of EBITDA to loss before extraordinary item and preferred dividends:

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     -------------------------
                                                                       2000             1999
                                                                     --------         --------
                                                                           (IN THOUSANDS)

EBITDA ...........................................................   $  1,378         $  1,054
Depreciation and amortization ....................................     (6,980)          (6,815)
Interest expense .................................................     (7,981)          (7,617)
Income taxes .....................................................       --               --
                                                                     --------         --------
   Loss before extraordinary item and preferred dividends ........   $(13,583)        $(13,378)
                                                                     ========         ========

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

      The company predominantly operates in two business segments, ice products and non-ice operations. Ice products accounted for approximately 91% of revenues in 1999. Ice products consist of the following two activities:

      o The manufacture and delivery of traditional ice from a central point of production to the point of sale; and

      o The installation of Ice Factories, the company's proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

      The company's other business segment, non-ice, consists of refrigerated warehousing, bottled water and the sale and leasing of ice making equipment other than the Ice Factory. The majority of non-ice operations was acquired through acquisitions completed in 1998.

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

      At March 31, 2000, the company owned or operated 70 ice manufacturing plants, one bottled water manufacturing facility, 44 distribution centers, nine refrigerated warehouses and had an installed base of 2,450 Ice Factories.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      REVENUES: Revenues increased $4.1 million, from $31.4 million for the three months ended March 31, 1999 to $35.5 million for the three months ended March 31, 2000. Revenues increased $3.4 million as a result of revenues contributed by traditional ice companies and $0.9 million due to the placement of Ice Factories, while non-ice operations decreased by $0.2 million. The increases in traditional ice resulted primarily from acquisitions in 1999, an excellent weather pattern in March and a higher average selling price than last year. The decrease in non-ice revenues is due to the divestiture in 1999 of two non-core manufacturing facilities.

      COST OF SALES: Cost of sales increased $3.8 million, from $22.1 million for the three months ended March 31, 1999 to $25.9 million for the three months ended March 31, 2000. As a percentage of revenues, cost of sales increased from 70.3% for the three months ended March 31, 1999 to 73.0% for the three months ended March 31, 2000. This increase in cost of sales and the relative percentage is attributable to (i) the effect of greater revenues from acquisitions made in 1999 with very high relative cost of sales in the first quarter, (ii) increases in fuel and employee health benefits and (iii) the timing of expenditures for ordinary preventative maintenance.

      GROSS PROFIT: Gross profit increased $0.3 million, from $9.3 million for the three months ended March 31, 1999 to $9.6 million for the three months ended March 31, 2000. This increase primarily resulted from greater revenues than last year. As a percentage of revenues, gross profit decreased from 29.7% for the three months ended March 31, 1999 to 27.0% for the three months ended March 31, 2000. The decrease in margin is attributable to the dilutive effect of first quarter revenues from the 1999 acquisitions, which produce very little gross profit. The gross profit margin of a typical ice company is at its lowest in the first quarter. In addition the Company began in the fourth quarter of 1999 utilizing operating leases from third-party owners for Ice Factory installations. The result is the movement of the costs of ownership (depreciation) and financing (interest) from below gross margin to the cost of sales category as operating lease expense. Gross margin from ice operations decreased from 27.1% to 24.0%, while gross margin on non-ice operations increased from 42.0% in 1999 to 47.4% in 2000.

      OPERATING EXPENSES: Operating expenses decreased $0.1 million, from $8.3 million for the three months ended March 31, 1999 to $8.2 million for the three months ended March 31, 2000. This decrease primarily resulted from the closure of plants and the consolidation of administrative positions. As a percentage of revenues, operating expenses decreased from 26.3% for the three months ended March 31, 1999 to 23.1% for the three months ended March 31, 2000. This decrease was due to the Company's success in holding operating expenses at slightly below last year's level while increasing revenues. Operating expenses from ice operations decreased from 28.3% of revenues to 23.8%. Operating expenses on non-ice operations increased from 13.6% of revenues to 18.4%.

      DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amortization increased $0.2 million, from $6.8 million for the three months ended March 31, 1999 to $7.0 million for the three months ended March 31, 2000. This increase was primarily due to property additions as a result of acquisitions of traditional ice companies and installations of Ice Factories partially offset by the change in useful lives of the Ice Factories from 7 to 12 years. As a percentage of revenues, depreciation and amortization decreased from 21.7% for the three months ended March 31, 1999 to 19.7% for the three months ended March 31, 2000. This decrease was primarily due to the relatively lower depreciation from the new useful lives of the Ice Factories as compared to the larger base of revenues.

      INTEREST EXPENSE: Interest expense increased $0.4 million, from $7.6 million for the three months ended March 31, 1999 to $8.0 million for the three months ended March 31, 2000. As a percentage of revenues, interest expense decreased from 24.2% for the three months ended March 31, 1999 to 22.5% for the three months ended March 31, 2000. The dollar increase in interest expense was a result of higher levels of borrowings under the company's credit facility (average outstanding in the quarter was $9.6 million higher than last year), the proceeds of which were used to consummate 1999 acquisitions and new installations of Ice Factories and higher interest rates (average for first quarter was 44 basis points higher than last year). The decrease in interest expense as a percentage of revenues reflects higher relative sales growth during the three-months ended March 31, 2000 than the increase in interest expense.

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

      Capital expenditures for 2000 are estimated to total an aggregate of approximately $17.0 million, all of which will be spent to maintain and expand traditional ice facilities. The Ice Factory installations will be leased from third-party owners under operating leases. There can be no assurance that capital expenditures will not exceed this estimate.

      During the three months ended March 31, 2000, the company completed one previous acquisition by exercising its option to purchase the real estate upon which one of the Company's traditional ice plants resided for $3.0 million, and completed four other small tuck-in acquisitions at a cost of approximately $0.2 million. The real estate was financed through the acquisition loan of the Antares facility, while the four acquisitions were funded through current operations.

      The company believes that it will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At March 31, 2000, the company had a negative working capital of approximately $2.5 million (including $18.4 of current maturities of long-term debt) and had approximately $4.6 million of cash and cash equivalents. In addition, the company had $2.4 million available under the working capital loan of the credit facility and $0.5 million available under the acquisition loan of the credit facility.

      At March 31, 2000, the company had approximately $327.0 million of long term debt, net of current maturities, outstanding as follows:

      o    $270 million of 9 3/4% senior notes due 2005;

      o    $56.3 million outstanding under the company's credit facility; and

      o    $0.7 million of other debt, net of debt discount.

      The company's credit facility provides for a $80 million line of credit consisting of a $25 million revolving working capital loan and a $55 million revolving acquisition loan. At March 31, 2000, the company had $20.2 million outstanding under the working capital loan (excluding approximately $2.5 million of availability supporting letters of credit) and $54.5 million outstanding under the acquisition loan. The revolving credit facility bears interest per annum, at the company's option, at LIBOR plus 2.75% or the "prime" rate plus 1.0% with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. The amounts under the acquisition loan will be due beginning June 30, 2000 in 12 equal quarterly installments.

      Covenants contained in the credit facility and the indenture governing the 9 3/4% senior notes require the company to meet certain financial tests, and other restrictions limit the company's ability to pay dividends, borrow additional funds or to acquire or dispose of assets. The credit facility is secured by all of the company's assets and the capital stock of all of the company's significant subsidiaries. The 9 3/4% senior notes are generally unsecured obligations of the company and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and PARI PASSU to all senior indebtedness of the company. The 9 3/4% senior notes are effectively subordinated to the credit facility. The company was in compliance with all the covenants as of March 31, 2000.

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

      On May 5, 2000, the company began trading its common stock on the American Stock Exchange under the symbol "ICY" rather than on the Nasdaq Exchange where it previously was traded.

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

      On April 26, 2000, the company issued 24,383 shares of common stock to employees under the company's Employee Stock Purchase Plan at a price of $3.5063 per share.

      On May 1, 2000, the company elected to pay in-kind dividends on the 10% exchangeable preferred stock, which totaled 14,961 shares of 10% exchangeable preferred stock and 115,083 warrants to purchase common stock at $13 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:


      The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

EXHIBIT NO.                                DESCRIPTION
-----------  -------------------------------------------------------------------
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

--------------------------------

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

                                     PACKAGED ICE, INC.


Date:  May 8, 2000            By: /s/ JAMES F. STUART
                                      James F. Stuart
                                      Chief Executive Officer


Date:  May 8, 2000            By: /s/ JAMES C. HAZLEWOOD
                                      James C. Hazlewood
                                      Chief Financial and Accounting Officer