Form 10-Q
period 2000-06-30
PACKAGED ICE INC
filed 2000-08-14
CIK 917731

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
   X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
  ---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

  ---              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (713) 464-9384
              (Registrant's telephone number, including area code)

      Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      The total number of shares of common stock, par value $0.01 per share, outstanding as of August 2, 2000 was 19,361,062.

================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                           PAGE
                      PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2000
              (unaudited) and December 31, 1999 .........................    3
           Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 2000 and 1999
              (unaudited)................................................    4
           Condensed Consolidated Statement of Shareholders'
              Equity as of June 30, 2000 (unaudited) ....................    5
           Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2000 and 1999 (unaudited) .......    6
           Notes to the Condensed Consolidated Financial Statements......    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................   13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....   17

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   17

Item 2.   Changes in Securities and Use of Proceeds......................   17

Item 3.   Default Upon Senior Securities.................................   18

Item 4.   Submission of Matters to Vote of Security Holders..............   18

Item 5.   Other Information..............................................   18

Item 6.   Exhibits and Reports on Form 8-K...............................   18

SIGNATURES...............................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             JUNE 30,   DECEMBER 31,
                                                              2000         1999
                                                            ---------   -----------
                                                            (UNAUDITED)
                                                                 (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents ............................   $   7,760    $   3,619
   Accounts receivable, net .............................      35,719       19,002
   Inventories ..........................................      10,660        8,079
   Prepaid expenses .....................................       3,718        4,658
                                                            ---------    ---------
      Total current assets ..............................      57,857       35,358
PROPERTY, net ...........................................     189,409      184,311
GOODWILL AND OTHER INTANGIBLES, net .....................     238,958      242,421
OTHER ASSETS ............................................         251          242
                                                            ---------    ---------
TOTAL ...................................................   $ 486,475    $ 462,332
                                                            =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term obligations .............   $  18,417    $  13,126
   Accounts payable .....................................      10,573        6,010
   Payable to affiliates ................................         616           89
   Accrued expenses .....................................      22,441       20,985
                                                            ---------    ---------
      Total current liabilities .........................      52,047       40,210
LONG TERM OBLIGATIONS ...................................     328,471      309,164
COMMITMENTS AND CONTINGENCIES ...........................        --           --
MANDATORILY REDEEMABLE PREFERRED STOCK:
   10% Exchangeable - 315,822 shares issued and
      outstanding at June 30, 2000 and 300,861 at
      December 31, 1999, liquidation preference of
      $100 per share ....................................      32,108       30,589
SHAREHOLDERS' EQUITY:
   Preferred stock, Series C, $0.01 par value, 100
      shares authorized and outstanding at
      December 31, 1999 .................................        --           --
   Common stock, $0.01 par value, 50,000,000 shares
      authorized; 19,631,323 shares issued at
      June 30, 2000, and 19,606,940 shares issued
      at December 31, 1999 ..............................         196          196
   Additional paid-in capital ...........................     123,052      124,487
   Less:  298,231 shares of treasury stock, at cost .....      (1,491)      (1,491)
   Accumulated deficit ..................................     (47,908)     (40,823)
                                                            ---------    ---------
      Total shareholders' equity ........................      73,849       82,369
                                                            ---------    ---------
TOTAL ...................................................   $ 486,475    $ 462,332
                                                            =========    =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ............................................   $ 76,213    $ 67,246    $111,725    $ 98,667
Cost of sales .......................................     44,024      38,309      69,940      60,405
                                                        --------    --------    --------    --------
Gross profit ........................................     32,189      28,937      41,785      38,262
Operating expenses ..................................     10,305       9,528      18,523      17,796
Depreciation and amortization expense ...............      7,125       7,431      14,105      14,246
                                                        --------    --------    --------    --------
Income from operations ..............................     14,759      11,978       9,157       6,220
Other income (expense), net .........................          8        --             8          (3)
Interest expense ....................................     (8,269)     (7,588)    (16,250)    (15,205)
                                                        --------    --------    --------    --------
Income (loss) before income taxes ...................      6,498       4,390      (7,085)     (8,988)
Income taxes ........................................       --          --          --          --
                                                        --------    --------    --------    --------
Net income (loss) before preferred dividends ........      6,498       4,390      (7,085)     (8,988)
Preferred dividends .................................       (769)       (703)     (1,519)     (1,611)
                                                        --------    --------    --------    --------
Net income (loss) attributable to common shareholders   $  5,729    $  3,687    $ (8,604)   $(10,599)
                                                        ========    ========    ========    ========

Net income (loss) per share of common stock:
  Basic .............................................   $   0.30    $   0.20    $  (0.45)   $  (0.66)
                                                        ========    ========    ========    ========

  Diluted ...........................................   $   0.29    $   0.20    $  (0.45)   $  (0.66)
                                                        ========    ========    ========    ========

Weighted average common shares outstanding:
  Basic .............................................     19,326      18,145      19,317      15,990
                                                        ========    ========    ========    ========
  Diluted ...........................................     20,064      18,896      19,317      15,990
                                                        ========    ========    ========    ========

                  See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                        COMMON STOCK
                                   ---------------------
                                    NUMBER
                                      OF          PAR      PAID-IN      TREASURY    ACCUMULATED
                                    SHARES       VALUE     CAPITAL        STOCK       DEFICIT       TOTAL
                                   ---------   ---------   ---------    ---------   -----------   ---------
                                                                (IN THOUSANDS)
Balance at December 31, 1999 ...      19,607   $     196   $ 124,487    $  (1,491)   $ (40,823)   $  82,369
Issuance of common stock .......          24        --            85         --           --             85
Redemption of Series C Preferred
   stock .......................        --          --            (1)        --           --             (1)
Dividends accumulated on
   10% exchangeable
   preferred stock .............        --          --        (1,519)        --           --
                                                                                                     (1,519)
Net loss .......................        --          --          --           --         (7,085)      (7,085)
                                   ---------   ---------   ---------    ---------    ---------    ---------
Balance at June 30, 2000  ......      19,631   $     196   $ 123,052    $  (1,491)   $ (47,908)   $  73,849
                                   =========   =========   =========    =========    =========    =========

                  See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               --------------------
                                                                 2000        1999
                                                               --------    --------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................   $ (7,085)   $ (8,988)
   Adjustments to reconcile net loss to net cash used in
   operating activities (excluding working capital
   from acquisitions):
      Depreciation and amortization ........................     14,105      14,246
      Amortization of debt discount, net ...................         20          20
      (Gain) loss from disposal of assets ..................         (8)          3
      Change in assets and liabilities:
         Accounts receivable, inventory and prepaid expenses    (18,426)    (15,591)
         Accounts payable and accrued expenses .............      6,546       6,333
                                                               --------    --------
   Net cash used in operating activities ...................     (4,848)     (3,977)
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions ......................................    (11,531)    (18,687)
   Cost of acquisitions ....................................     (4,546)     (6,739)
   Increase in other noncurrent assets .....................       (499)       (353)
   Proceeds from disposition of assets .....................        903       4,337
                                                               --------    --------
   Net cash used in investing activities ...................    (15,673)    (21,442)
                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred stock ....         85      82,891
   Proceeds from conversion of warrants ....................       --             1
   Repurchase of common and preferred stock ................         (1)    (43,607)
   Borrowings from lines of credit .........................     24,663      32,686
   Repayment of lines of credit ............................       --       (45,000)
   Repayment of debt .......................................        (85)        (78)
                                                               --------    --------
   Net cash provided by financing activities ...............     24,662      26,893
                                                               --------    --------
NET INCREASE IN CASH AND EQUIVALENTS .......................      4,141       1,474
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............      3,619       3,427
                                                               --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................   $  7,760    $  4,901
                                                               ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments for interest ..............................   $ 16,139    $ 15,582
                                                               ========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Common stock issued in consideration for
     business acquisitions .................................   $   --      $  1,575
                                                               ========    ========
   Accretion of warrants in connection with 13%
     exchangeable preferred stock ..........................   $   --      $     43
                                                               ========    ========
   Conversion of common and preferred stock with put
      redemption options into common stock .................   $   --      $  5,195
                                                               ========    ========
   Conversion of warrants in exchange for common stock .....   $   --      $     10
                                                               ========    ========
   Common stock issued for redemption premium on
      13% exchangeable preferred stock .....................   $   --      $      5
                                                               ========    ========
   Long term debt incurred to purchase assets ..............   $   --      $    109
                                                               ========    ========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

1.  GENERAL

      The condensed consolidated financial statements of Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") included herein are unaudited, except for the balance sheet as of December 31, 1999 that has been prepared from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and as applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flow for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. On January 1, 2000, the company changed the useful life of its Ice Factory equipment from seven to twelve years. If the company had continued using a seven-year useful life, depreciation and amortization for the three and six months ended June 30, 2000 would have been $7.9 million and $15.6 million, respectively. Net income (loss) attributable to common shareholders for the three and six months ended June 30, 2000 would have been $4.9 million and $(10.1) million, respectively. Basic net income (loss) per common share for the three and six months ended June 30, 2000 would have been $0.26 and $(0.53), respectively, while the diluted net income (loss) per common share for the three and six months ended June 30, 2000 would have been $0.25 and $(0.53), respectively. Certain amounts from the prior year have been reclassified to conform to the current presentation.

2.  ACQUISITIONS

      During the six months ended June 30, 2000, the Company completed two previous acquisitions by exercising its option to purchase the real estate upon which two of the company's ice plants reside for approximately $4.2 million, and completed six other small tuck-in acquisitions at a cost of approximately $0.3 million, which were paid in cash from the Acquisition Loan (as defined) or generated from current operations.

      The acquisitions have been accounted for using the purchase method of accounting, and, accordingly, the purchase price preliminarily has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair value, property plant and equipment of $4.4 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $0.1 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from the Company's acquisitions was $1.6 million and $1.4 million for the three months ended June 30, 2000 and 1999, respectively, and $3.2 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively.

      The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents (i) a summary of the consolidated results of operations for the three and six months ended June 30, 2000 and 1999 as if the acquisitions during 2000 and 1999 had occurred as of January 1, 1999 and (ii) a summary of the consolidated results of operations for the three and six months ended June 30, 1999 as if the acquisitions during the first six months of 1999 had occurred as of January 1, 1998.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                     ------------------------  --------------------------
                                        2000         1999         2000           1999
                                     -----------  -----------  -----------    -----------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Acquisitions during 2000 and 1999:
   Revenues ......................   $    76,407  $    67,811  $   112,004    $    99,951
   Net loss attributable to common
     shareholders ................         5,746        3,699       (8,622)       (10,775)
   Basic earnings per share ......          0.30         0.20        (0.45)         (0.67)
   Diluted earnings per share ....          0.29         0.19        (0.45)         (0.67)

                                                   THREE MONTHS    SIX MONTHS
                                                       ENDED          ENDED
                                                   JUNE 30, 1999  JUNE 30, 1999
                                                   -------------  -------------
                                                         (IN THOUSANDS,
                                                    EXCEPT PER SHARE AMOUNTS)

Acquisitions during 1999:
   Revenues ......................................   $   67,617   $   99,672
   Net income (loss) attributable to common
     shareholders.................................        3,682      (10,757)
   Basic earnings per share ......................         0.20        (0.67)
   Diluted earnings per share ....................         0.19        (0.67)

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
                                                        JUNE 30,    DECEMBER 31,
                                                         2000          1999
                                                        -------     -----------
                                                             (IN THOUSANDS)

Raw materials and supplies ...................          $ 8,660       $ 7,041
Finished goods ...............................            2,000         1,038
                                                        -------       -------
   Total .....................................          $10,660       $ 8,079
                                                        =======       =======

4.  EARNINGS PER SHARE

      The computation of earnings per share is based on net income (loss), after deducting the dividend requirement of preferred stock, divided by the weighted average number of shares outstanding. Options and warrants to purchase 3,749,231 and 3,137,198 shares of common stock issuable under stock options or warrants that are outstanding but exercisable at prices above the Company's average common stock price for the three months ended June 30, 2000 and 1999 have not been included in the computation of earnings per share. For the six months ended June 30, 2000 and 1999, all potentially diluted securities are antidilutive.

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                     --------------------    --------------------
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings (Loss) for Basic and Diluted Computation:
  Net income (loss) before extraordinary
    item and preferred dividends .................   $  6,498    $  4,390    $ (7,085)   $ (8,988)
  Preferred dividends ............................       (769)       (703)     (1,519)     (1,611)
                                                     --------    --------    --------    --------
  Net income (loss) attributable to
    common shareholders ..........................   $  5,729    $  3,687    $ (8,604)   $(10,599)
                                                     ========    ========    ========    ========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

Basic Earnings (Loss) Per Share:
  Weighted average common shares outstanding     19,326    18,145   19,317    15,990
                                                =======   =======   ======   =======

  Net income (loss) attributable to common
    shareholders ............................   $  0.30   $  0.20   $(0.45)  $ (0.66)
                                                =======   =======   ======   =======

Diluted Earnings (Loss) per Share:
  Weighted average common shares outstanding     19,326    18,145   19,317    15,990
  Shares issuable from assumed conversion of
    stock options and warrants ..............       738       751     --        --
                                                -------   -------   ------   -------
  Weighted average common shares outstanding,
   as adjusted ..............................    20,064    18,896   19,317    15,990
                                                =======   =======   ======   =======

  Net income (loss) attributable to common
    shareholders ............................   $  0.29   $  0.20   $(0.45)  $ (0.66)
                                                =======   =======   ======   =======

5.  LONG TERM OBLIGATIONS

      On April 30, 1998, the Company entered into an $80 million, five year senior credit facility with Antares Capital Corporation, as amended, (the "Credit Facility") consisting of a revolving working capital facility of $25 million (the "Working Capital Loan") and a revolving acquisition loan facility of $55 million (the "Acquisition Loan").

      The outstanding principal balance under the Credit Facility bears interest per annum, at the Company's option, at LIBOR plus 3.25% per annum or at the "prime" rate plus 1.5% with interest rates subject to a pricing grid. Additionally, the Company pays a 0.5% commitment fee quarterly on the average availability under the Credit Facility. Amounts outstanding under the Working Capital Loan of the Credit Facility are due March 31, 2003. The Credit Facility was amended effective June 28, 2000 to defer the initial amortization payment due June 30, 2000, and to restructure certain of the financial covenant ratios. Amounts outstanding under the Acquisition Loan of the Credit Facility will amortize in 10 equal quarterly installments of approximately $4.5 million commencing September 30, 2000 and one final installment of the remaining balance on March 31, 2003. The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of minimum ratio levels of earnings before interest, taxes and depreciation and amortization ("EBITDA") to fixed charges, interest coverage and leverage, as defined in the Credit Facility, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries.

      At June 30, 2000 and December 31, 1999, long term obligations consisted of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           2000        1999
                                                         ---------   ---------
                                                             (IN THOUSANDS)

9 3/4% senior notes ..................................   $ 270,000   $ 270,000
Less: Unamortized debt discount on 9 3/4% senior notes        (183)       (203)
Credit Facility ......................................      76,163      51,500
Other ................................................         908         993
                                                         ---------   ---------
Total ................................................     346,888     322,290
Less: Current maturities .............................     (18,417)    (13,126)
                                                         ---------   ---------
   Long term obligations, net ........................   $ 328,471   $ 309,164
                                                         =========   =========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

6.  CAPITAL STOCK

      The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 19,333,092 shares were outstanding at June 30, 2000 and up to 5,000,000 shares of preferred stock, par value $0.01 per share, of which the board of directors has authorized the designation of 500,100 shares. As of June 30, 2000, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 315,822 shares are outstanding. As of June 30, 2000, 393,700 shares and 1,000,000 shares of common stock have been reserved for issuance upon the exercise of stock options under the 1994 and 1998 Stock Option Plans, respectively, of which 377,700 and 827,133 are outstanding. In addition, 3,284,076 shares have been reserved for issuance upon the exercise of outstanding warrants.

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

                                                    JUNE 30,        DECEMBER 31,
                                                      2000             1999
                                                    ---------       -----------
                                                           (IN THOUSANDS)
Balance Sheet Data:
   Current assets ..........................        $  51,418        $  31,484
   Property and equipment ..................          184,405          184,306
   Total assets ............................          472,814          450,468
   Current liabilities .....................           22,096           25,257
   Long term debt ..........................              659              742
   Total shareholders' deficit .............          (11,681)          (6,480)

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                  JUNE 30,                     JUNE 30,
                           -----------------------     ------------------------
                             2000          1999          2000           1999
                           ---------     ---------     ---------      ---------
                                              (IN THOUSANDS)
Operating Data:
   Net revenues ......     $  76,213     $  67,246     $ 111,725      $  98,667
   Gross profit ......        32,189        28,937        41,785         38,262
   Net income (loss) .         7,631         5,561        (5,201)        (6,445)

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

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

      During the three months ended June 30, 2000, the company entered into non-cancelable operating leases with aggregate annual commitments of approximately $2.4 million over the next four years.

9.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No 133" ("SFAS 137"). SFAS 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB Statement No. 133, as amended by SFAS 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company is currently evaluating what impact adoption of this statement will have on the Company's consolidated financial statements.

10.  SEGMENT INFORMATION

      The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice products and services include refrigerated warehouses, bottled water and leasing of ice production equipment. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and does not allocate assets by segments. Inter-segment sales are accounted for at current market prices. Segment information for the three months ended June 30, 2000 and 1999 is as follows:

                             THREE MONTHS ENDED JUNE 30, 2000           THREE MONTHS ENDED JUNE 30, 1999
                         -----------------------------------------   ---------------------------------------
                           ICE     NON-ICE   ELIMINATION    TOTAL      ICE     NON-ICE   ELIMINATION  TOTAL
                         -------   -------   -----------   -------   -------   -------   ----------- -------
                                                            (IN THOUSANDS)
Revenues .............   $71,178   $ 5,035   $   --        $76,213   $61,828   $ 6,181    $  (763)    $67,246
Cost of sales ........    41,199     2,825       --         44,024    35,153     3,829       (673)     38,309
                         -------   -------   -----------   -------   -------   -------   -----------  -------
Gross profit .........    29,979     2,210       --         32,189    26,675     2,352        (90)     28,937
Operating expenses ...     9,406       899       --         10,305     8,807       721       --         9,528
Other income (expense)         8      --         --              8      --        --         --          --
                         -------   -------   -----------   -------   -------   -------   -----------  -------

   EBITDA ............   $20,581   $ 1,311   $   --        $21,892   $17,868   $ 1,631    $   (90)    $19,409
                         =======   =======   ===========   =======   =======   =======   ===========  =======


      Segment information for the six months ended June 30, 2000 and 1999 is as follows:

                              SIX MONTHS ENDED JUNE 30, 2000                  SIX MONTHS ENDED JUNE 30, 1999
                         ------------------------------------------   --------------------------------------------
                           ICE      NON-ICE   ELIMINATION   TOTAL       ICE       NON-ICE    ELIMINATION   TOTAL
                         --------   --------  -----------  --------   --------    --------   -----------  --------
                                                              (IN THOUSANDS)

Revenues .............   $102,154   $  9,571   $    --     $111,725   $ 88,519    $ 11,418    $ (1,270)   $ 98,667
Cost of sales ........     64,728      5,212        --       69,940     54,610       6,867      (1,072)     60,405
                         --------   --------   ---------   --------   --------    --------    --------    --------
Gross profit .........     37,426      4,359        --       41,785     33,909       4,551        (198)     38,262

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)


Operating expenses ...     16,788      1,735        --       18,523     16,362       1,434        --        17,796
Other income (expense)          8       --          --            8         (3)       --          --            (3)
                         --------   --------   ---------   --------   --------    --------    --------    --------

   EBITDA ............   $ 20,646   $  2,624          $-   $ 23,270   $ 17,544    $  3,117    $   (198)   $ 20,463
                         ========   ========   =========   ========   ========    ========    ========    ========

      Reconciliation of EBITDA to loss before extraordinary item and preferred dividends for the three and six month periods ended June 30, 2000 and 1999 is as follows:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                             --------------------    --------------------
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
                                                            (IN THOUSANDS)

EBITDA ...................................     21,892      19,409    $ 23,270    $ 20,463
Depreciation and amortization ............     (7,125)     (7,431)    (14,105)    (14,246)
Interest expense .........................     (8,269)     (7,588)    (16,250)    (15,205)
Income taxes .............................       --          --          --          --
                                             --------    --------    --------    --------
   Income (loss) before extraordinary item
      and preferred dividends ............   $  6,498    $  4,390      (7,085)   $ (8,988)
                                             ========    ========    ========    ========

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

GENERAL

      Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 74,000 customer locations in 27 states and the District of Columbia. The company has grown significantly since its incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry, principally in the southern half of the United States. These acquisitions have enabled the company to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers.

      The company predominantly operates in two business segments, ice products and non-ice operations. Ice products accounted for approximately 91% of revenues in 1999 and approximately 91% for the six months ended June 30, 2000. Ice products consist of the following two activities:

      o The manufacture and delivery of traditional ice from a central point of production to the point of sale; and

      o The installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

      Our other business segment, non-ice, consists of refrigerated warehousing, bottled water and the leasing of ice equipment. The majority of non-ice operations was acquired through acquisitions completed in 1998.

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

      At June 30, 2000, the company owned or operated 70 ice manufacturing plants, one bottled-water manufacturing facility, 44 distribution centers, nine refrigerated warehouses and had an installed base of 2,550 Ice Factories.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      REVENUES: Revenues increased $9.0 million, from $67.2 million for the three months ended June 30, 1999 to $76.2 million for the three months ended June 30, 2000. Revenues increased $7.6 million as a result of revenues contributed by the traditional ice companies, $1.8 million due to the placement of Ice Factories and $(0.4) million due to the divestiture of non-ice manufacturing operations in May 1999. The increases in revenues from traditional ice operations primarily were due to increased volume from national accounts and new customers, higher average sales price and acquisitions completed during or after the second quarter of 1999.

      COST OF SALES: Cost of sales increased $5.7 million, from $38.3 million for the three months ended June 30, 1999 to $44.0 million for the three months ended June 30, 2000. This increase primarily resulted from increased sales volume of the traditional ice companies, higher fuel and packaging material costs than last year and the impact of using operating leases to install new Ice Factories. Operating leases result in greater charges to cost of sales than would be incurred if the company had acquired the Ice Factories as property additions. The use of operating leases causes the company to not incur the typical expenses of ownership, depreciation and possibily interest. As a percentage of revenues, cost of sales was 57.0% for the three months ended June 30, 1999 and 57.8% for the three months ended June 30, 2000.

      GROSS PROFIT: Gross profit increased $3.3 million, from $28.9 million for the three months ended June 30, 1999 to $32.2 million for the three months ended June 30, 2000. This increase primarily resulted from the greater sales volume of the traditional ice companies. As a percentage of revenues, gross profit was 43.0% for the three months ended June 30, 1999 and 42.2% for the three months ended June 30, 2000. The decrease in margin resulted from higher fuel and packaging material costs and the impact of the operating leases for new Ice Factory installations.

      OPERATING EXPENSES: Operating expenses increased $0.8 million, from $9.5 million for the three months ended June 30, 1999 to $10.3 million for the three months ended June 30, 2000. This increase resulted from acquisitions of traditional ice companies and increased sales volume. As a percentage of revenues, operating expenses decreased from 14.2% for the three months ended June 30, 1999 to 13.5% for the three months ended June 30, 2000. This decrease was due to greater efficiencies as our current period general and administrative expenses were spread over the larger base of revenues during the three months ended June 30, 2000.

      DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased $0.3 million, from $7.4 million for the three months ended June 30, 1999 to $7.1 million for the three months ended June 30, 2000. This decrease was primarily due to the change in the useful life of the Ice Factory from 7 to 12 years and the use of operating leases to install new Ice Factories, which results in no additional depreciation. As a percentage of revenues, depreciation and amortization decreased from 11.1% for the three months ended June 30, 1999 to 9.3% for the three months ended June 30, 2000. This decrease resulted from the change in the useful life of the Ice Factory and the lack of new Ice Factory additions to property because of the use of operating leases for the new installations.

      INTEREST EXPENSE: Interest expense increased $0.7 million, from $7.6 million for the three months ended June 30, 1999 to $8.3 million for the three months ended June 30, 2000. As a percentage of revenues, interest expense decreased from 11.3% for the three months ended June 30, 1999 to 10.8% for the three months ended June 30, 2000. The dollar increase in interest expense was a result of higher levels of debt associated with the acquisitions completed during or after the second quarter of 1999. The company completed its Initial Public Offering in January 1999, and as a result had significantly less borrowing in the first quarter of 1999 than in the similar period in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      REVENUES: Revenues increased $13.0 million, from $98.7 million for the six months ended June 30, 1999 to $111.7 million for the six months ended June 30, 2000. Revenues increased $10.9 million as a result of revenues contributed by traditional ice plants, $2.7 million due to the placement of Ice Factories and $(0.6) million due to the divestiture of non-ice manufacturing operations in May 1999. The increase in traditional ice primarily was due to greater sales volume from national accounts and new customers, higher average sales price and acquisitions completed during or after the second quarter of 1999.

      COST OF SALES: Cost of sales increased $9.5 million, from $60.4 million for the six months ended June 30, 1999 to $69.9 million for the six months ended June 30, 2000. This increase primarily resulted from the greater sales volume at the traditional ice plants, higher fuel costs than last year and the impact of the operating leases used for the new Ice Factory installations. As a percentage of revenues, cost of sales increased from 61.2% for the six months ended June 30, 1999 to 62.6% for the six months ended June 30, 2000. This increase primarily was due to higher fuel costs than last year and the impact of the operating leases.

      GROSS PROFIT: Gross profit increased $3.5 million, from $38.3 million for the six months ended June 30, 1999 to $41.8 million for the six months ended June 30, 2000. This increase was primarily due to the greater volume of traditional ice plants. As a percentage of revenues, gross profit decreased from 38.8% for the six months ended June 30, 1999 to 37.4% for the six months ended June 30, 2000. This decrease was the result of higher fuel costs and the costs associated with the operating leases.

      OPERATING EXPENSES: Operating expenses increased $0.7 million, from $17.8 million for the six months ended June 30, 1999 to $18.5 million for the six months ended June 30, 2000. This increase primarily resulted from acquisitions of traditional ice companies and the greater sales volume. As a percentage of revenues, operating expenses decreased from 18.0% for the six months ended June 30, 1999 to 16.6% for the six months ended June 30, 2000. This decrease was due to greater efficiencies realized as our current period general and administrative expenses were spread over the larger base of revenues during the six months ended June 30, 2000.

      DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased $0.1 million, from $14.2 million for the six months ended June 30, 1999 to $14.1 million for the six months ended June 30, 2000. This decrease was primarily due to the change in useful life of the Ice Factory from 7 to 12 years, and impact of using operating leases to install new ice factories, which results in no property additions. As a percentage of revenues, depreciation and amortization decreased from 14.4% for the six months ended June 30, 1999 to 12.6% for the six months ended June 30, 2000. This decrease was primarily due to change in the useful life of the Ice Factory and the lack of new Ice Factory additions to property because of the use of operating leases for new installations.

      INTEREST EXPENSE: Interest expense increased $1.1 million, from $15.2 million for the six months ended June 30, 1999 to $16.3 million for the six months ended June 30, 2000. As a percentage of revenues, interest expense decreased from 15.4% for the six months ended June 30, 1999 to 14.5% for the six months ended June 30, 2000. The dollar increase in interest expense was a result of higher levels of debt associated with the acquisitions completed during or after the second quarter of 1999. The company completed its Initial Public Offering in January 1999, and as a result had significantly less borrowing in the first six months of 1999 than in the similar period in 2000.


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

      Capital expenditures for 2000 are estimated to total an aggregate of approximately $17.0 million, all of which will be to maintain and expand traditional ice facilities. There can be no assurance that capital expenditures will not exceed this estimate.

      During the six months ended June 30, 2000, the Company completed two previous acquisitions by exercising its option to purchase the real estate upon which two of the company's ice plants resides for approximately $4.2 million, and completed six other small tuck-in acquisitions at a cost of approximately $0.3 million, which were paid in cash from the Acquisition Loan or generated from current operations.

      We believe that we will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At June 30, 2000, we had working capital of approximately $5.8 million including approximately $7.8 million of cash and cash equivalents. In addition, we had $0.8 million available under the working capital loan of the credit facility.

      At June 30, 2000, we had approximately $328.5 million of long term debt, net of current maturities, outstanding as follows:

      o   $ 270.0 million of 9 3/4% senior notes due 2005;

      o   $ 58.0 million outstanding under the company's credit facility; and

      o   $ 0.5 million of other debt, net of debt discount.

      Our credit facility provides for a $80 million line of credit consisting of a $25 million revolving working capital loan and a $55 million revolving acquisition loan. At June 30, 2000, we had approximately $21.7 million outstanding under the working capital loan (excluding $2.5 million of availability supporting letters of credit) and approximately $54.5 million outstanding under the acquisition loan. The revolving credit facility bears interest per annum, at the company's option, at LIBOR plus 3.25% or the "prime" rate plus 1.5% with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. The amounts under the acquisition loan will be due beginning September 30, 2000 in 10 equal quarterly installments and one final installment on March 31, 2003.

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

      On May 5, 2000, the company began trading on the American Stock Exchange under the symbol "ICY" rather than on the Nasdaq National Market where it previously traded.

GENERAL ECONOMIC TRENDS AND SEASONALITY

      The company's results of operations are generally affected by the economic trends in its market area but results to date have not been impacted by inflation. If an extended period of high inflation were to be encountered, we believe that we will be able to pass on the higher costs to our customers.

      The ice business is highly seasonal. We experiences seasonal fluctuations in our net sales and profitability with a disproportionate amount of our net sales and a majority of our net income typically realized in its second and third calendar quarters. We believe that over 60% of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and possibly experience losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations during period may fluctuate significantly if the weather is unusually cool or rainy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      None.

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

      On July 19, 2000, the company issued 12,765 shares of common stock in a cashless exercise of outstanding warrants with an exercise price of $.01 per share.

      On July 20, 2000, the company issued 15,205 shares of common stock to employees under the company's Employee Stock Purchase Plan at a price of $3.5063 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 25, 2000, the company held its annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

      1. Election of six directors to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified; and

      2. A proposal to ratify the appointment of the selection of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2000.

      3. A proposal to approve the 2000 Employee Stock Purchase Plan.

      A total of 19,308,709 shares of the company's common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 13,816,439 shares were present at the meeting and voted as follows:

            With respect to each of the following eight nominees for election to the Board of Directors, shares were voted as follows: James F. Stuart (13,779,759 for and 36,680 against); A. J. Lewis III (13,779,759 for and
      36,680 against); Steven P. Rosenberg (13,779,759 for and 36,680 against); Richard A. Coonrod (13,779,759 for and 36,680 against); Robert G. Miller (13,779,759 for and 36,680 against); and David J. Losito (13,779,759 for and 36,680 against).

            With respect to the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2000, shares were voted as follows: 13,595,299 for; 9,660 votes against; and 211,480 votes withheld.

            With respect to the approval of the 2000 Employee Stock Purchase Plan, shares were voted as follows: 13,560,989 for; 202,170 against; and 53,280 withheld.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

      The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

    4.15+ First Amendment, dated July 10, 2000, to Warrant Agreement, dated April 17, 1997.

    27.1+    Financial Data Schedule.
------------------
+  Filed herewith.

(b)  REPORTS ON FORM 8-K:

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     PACKAGED ICE, INC.


Date:  August 14, 2000        By:    /s/ JAMES F. STUART
                                     -------------------
                                         James F. Stuart
                                         Chief Executive Officer


Date:  August 14, 2000        By:    /s/ JAMES C. HAZLEWOOD
                                     ----------------------
                                         James C. Hazlewood
                                         Chief Financial and Accounting Officer