Form 10-Q
period 2000-09-30
PACKAGED ICE INC
filed 2000-11-14
CIK 917731

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

      Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]

      The total number of shares of common stock, par value $0.01 per share, outstanding as of November 8, 2000 was 19,394,084.

--------------------------------------------------------------------------------

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                           PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of September 30,
           2000 (unaudited) and December 31, 1999..........................  3
         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2000 and
           1999 (unaudited)................................................  4
         Condensed Consolidated Statement of Shareholders' Equity
           as of September 30, 2000 (unaudited)............................  5
         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999 (unaudited).......  6
         Notes to the Condensed Consolidated Financial Statements..........  7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........ 22

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 22

Item 2.  Changes in Securities and Use of Proceeds......................... 22

Item 3.  Default Upon Senior Securities.................................... 22

Item 4.  Submission of Matters to Vote of Security Holders................. 22

Item 5.  Other Information................................................. 22

Item 6.  Exhibits and Reports on Form 8-K.................................. 23

SIGNATURES................................................................. 24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           2000        1999
                                                        ---------    ---------
                                                       (UNAUDITED)
                                                             (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents .........................   $   3,751    $   3,619
  Accounts receivable, net ..........................      35,302       19,002
  Inventories .......................................      10,286        8,079
  Prepaid expenses ..................................       3,387        4,658
                                                        ---------    ---------
    Total current assets ............................      52,726       35,358
PROPERTY, net .......................................     188,989      184,311
GOODWILL AND OTHER INTANGIBLES, net .................     236,969      242,421
OTHER ASSETS ........................................         254          242
                                                        ---------    ---------
TOTAL ...............................................   $ 478,938    $ 462,332
                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term obligations ..........   $  18,425    $  13,126
  Accounts payable ..................................       8,903        6,010
  Payable to affiliates .............................         362           89
  Accrued expenses ..................................      16,591       20,985
                                                        ---------    ---------
    Total current liabilities .......................      44,281       40,210
LONG TERM OBLIGATIONS ...............................     312,574      309,164
COMMITMENTS AND CONTINGENCIES .......................        --           --
MANDATORILY REDEEMABLE PREFERRED STOCK:
  10% Exchangeable - 315,822 shares issued and
    outstanding at September 30, 2000 and 300,861
    at December 31, 1999, liquidation preference
    of $100 per share ...............................      32,902       30,589
SHAREHOLDERS' EQUITY:
  Preferred stock, Series C, $0.01 par value,
    100 shares authorized and outstanding at
    December 31, 1999 ...............................        --           --
  Common stock, $0.01 par value, 50,000,000
    shares authorized; 19,664,967 shares issued
    at September 30, 2000, and 19,606,940
    shares issued at December 31, 1999 ..............         197          196
   Additional paid-in capital .......................     122,311      124,487
   Less:  298,231 shares of treasury stock, at cost .      (1,491)      (1,491)
   Accumulated deficit ..............................     (31,836)     (40,823)
                                                        ---------    ---------
      Total shareholders' equity ....................      89,181       82,369
                                                        ---------    ---------
TOTAL ...............................................   $ 478,938    $ 462,332
                                                        =========    =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                        --------------------------        --------------------------
                                                           2000             1999             2000             1999
                                                        ---------        ---------        ---------        ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ............................................   $  89,712        $  87,400        $ 201,438        $ 186,067
Cost of sales .......................................      48,491           48,708          118,432          109,113
                                                        ---------        ---------        ---------        ---------
Gross profit ........................................      41,221           38,692           83,006           76,954
Operating expenses ..................................       9,525           10,326           28,048           28,121
Depreciation and amortization expense ...............       7,311            7,843           21,417           22,089
                                                        ---------        ---------        ---------        ---------
Income from operations ..............................      24,385           20,523           33,541           26,744
Other income, net ...................................           6               22               14               19
Interest expense ....................................      (8,319)          (7,481)         (24,568)         (22,686)
                                                        ---------        ---------        ---------        ---------
Income before income taxes ..........................      16,072           13,064            8,987            4,077
Income taxes ........................................        --               --               --               --
                                                        ---------        ---------        ---------        ---------
Net income before preferred dividends ...............      16,072           13,064            8,987            4,077
Preferred dividends .................................        (794)            (722)          (2,314)          (2,332)
                                                        ---------        ---------        ---------        ---------
Net income attributable to common shareholders ......   $  15,278        $  12,342        $   6,673        $   1,745
                                                        =========        =========        =========        =========

Net income per share of common stock:
     Basic ..........................................   $    0.79        $    0.65        $    0.35        $    0.10
                                                        =========        =========        =========        =========
     Diluted ........................................   $    0.76        $    0.63        $    0.33        $    0.10
                                                        =========        =========        =========        =========

Weighted average common shares outstanding:
     Basic ..........................................      19,356           18,938           19,330           16,983
                                                        =========        =========        =========        =========
     Diluted ........................................      20,075           19,676           20,050           17,721
                                                        =========        =========        =========        =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                   COMMON STOCK
                                              -----------------------
                                               NUMBER
                                                 OF            PAR         PAID-IN        TREASURY     ACCUMULATED
                                               SHARES         VALUE        CAPITAL         STOCK         DEFICIT         TOTAL
                                              ---------     ---------     ---------      ---------      ---------      ---------
                                                                               (IN THOUSANDS)
Balance at December 31, 1999 ...............     19,607     $     196     $ 124,487      $  (1,491)     $ (40,823)     $  82,369
Issuance of common stock ...................         58             1           139           --             --              140
Redemption of Series C preferred
   stock ...................................       --            --              (1)          --             --               (1)
Dividends accumulated on 10%
   exchangeable preferred stock ............       --            --          (2,314)          --             --           (2,314)
Net income .................................       --            --            --             --            8,987          8,987
                                              ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 2000 ..............     19,665     $     197     $ 122,311      $  (1,491)     $ (31,836)     $  89,181
                                              =========     =========     =========      =========      =========      =========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
                                                             (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................     $  8,987      $  4,077
  Adjustments to reconcile net income
  to net cash provided by operating
  activities (excluding working capital
  from acquisitions):
    Depreciation and amortization ..................       21,417        22,089
    Amortization of debt discount, net .............           30            30
    Gain from disposal of assets ...................          (14)          (19)
    Change in assets and liabilities:
      Accounts receivable, inventory and
        prepaid expenses ...........................      (17,358)      (13,972)
      Accounts payable and accrued expenses ........       (1,227)       (4,255)
                                                         --------      --------
  Net cash provided by operating
    activities .....................................       11,835         7,950
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions ...............................      (17,092)      (28,145)
  Cost of acquisitions .............................       (4,557)      (10,565)
  Increase in other noncurrent assets ..............         (556)         (424)
  Proceeds from disposition of assets ..............        1,685         4,390
                                                         --------      --------
  Net cash used in investing activities ............      (20,520)      (34,744)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and
    preferred stock ................................          139        82,825
  Proceeds from conversion of warrants .............         --               1
  Repurchase of common and preferred stock .........           (1)      (43,607)
  Borrowings from lines of credit ..................       42,125        49,845
  Repayment of lines of credit .....................      (28,700)      (63,090)
  Repayment of debt ................................       (4,746)         (210)
                                                         --------      --------
  Net cash provided by financing
    activities .....................................        8,817        25,764
                                                         --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................          132        (1,030)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ........................................        3,619         3,427
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........     $  3,751      $  2,397
                                                         ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash payments for interest .......................     $ 31,015      $ 29,180
                                                         ========      ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Common stock issued in consideration for
    business acquisitions ..........................     $   --        $  6,958
                                                         ========      ========
  Accretion of warrants in connection with
    13% exchangeable preferred stock ...............     $   --        $     43
                                                         ========      ========
  Conversion of common and preferred stock
    with put redemption options into
    common stock ...................................     $   --        $  5,195
                                                         ========      ========
  Conversion of warrants in exchange for
    common stock ...................................     $   --        $     10
                                                         ========      ========
  Common stock issued for redemption
    premium on 13% exchangeable
    preferred stock ................................     $   --        $      5
                                                         ========      ========
  Long term debt incurred to purchase assets .......     $   --        $    109
                                                         ========      ========


                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

1. GENERAL

      The condensed consolidated financial statements of Packaged Ice and its wholly owned subsidiaries ("the Company") included in this report are unaudited, except for the balance sheet as of December 31, 1999 that has been prepared from the audited financial statements for that date. The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As applicable under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included in this report should be read in conjunction with the consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999. On January 1, 2000, the Company changed the useful life of its Ice Factory equipment from seven to 12 years. If the Company had continued using a seven-year useful life, depreciation and amortization for the three and nine months ended September 30, 2000 would have been $8.0 million and $23.6 million, respectively. Net income attributable to common shareholders for the three and nine months ended September 30, 2000 would have been $14.6 million and $4.5 million, respectively. Basic net income per common share for the three and nine months ended September 30, 2000 would have been $0.75 and $0.23, respectively, while the diluted net income per common share for the three and nine months ended September 30, 2000 would have been $0.73 and $0.22, respectively. Certain amounts from the prior year have been reclassified to conform to the current presentation.

2. ACQUISITIONS

      During the nine months ended September 30, 2000, the Company satisfied its obligations related to two previous acquisitions by exercising its option to purchase the real estate upon which two of the Company's ice plants are located for approximately $4.2 million, and completed six small tuck-in acquisitions at a cost of approximately $0.4 million, which were paid in cash from the acquisition loan of the credit facility and generated from current operations.

      These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price preliminarily has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair value, property, plant and equipment of $4.4 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired, of approximately $0.2 million, was recorded as goodwill and other intangibles, and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from our acquisitions was $1.6 million for each of the three month periods ended September 30, 2000 and 1999, and $4.8 million and $4.5 million for the nine months ended September 30, 2000 and 1999, respectively.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

      The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents:

      o a summary of the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, as if the acquisitions during 2000 and 1999 had occurred as of January 1, 1999;

      o a summary of the consolidated results of operations for the three and nine months ended September 30, 1999, as if the acquisitions during the first nine months of 1999 had occurred as of January 1, 1998.

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         2000        1999        2000        1999
                                                       --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Acquisitions during 2000 and 1999:
   Revenues ........................................   $ 89,712    $ 88,963    $201,717    $192,696
   Net income attributable to common shareholders ..     15,278      13,025       6,655       2,823
   Basic earnings per share ........................       0.79        0.68        0.34        0.16
   Diluted earnings per share ......................       0.76        0.65        0.33        0.15


                                                    THREE MONTHS    NINE MONTHS
                                                        ENDED          ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                     -----------    -----------
                                                         1999           1999
                                                     -----------    -----------

                                                            (IN THOUSANDS,
                                                      EXCEPT PER SHARE AMOUNTS)

Acquisitions during 1999:
   Revenues .....................................    $    88,701    $   192,155
   Net income attributable to common shareholders         12,866          2,682
   Basic earnings per share .....................           0.67           0.15
   Diluted earnings per share ...................           0.64           0.14


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

                                         SEPTEMBER 30,  DECEMBER 31,
                                             2000           1999
                                          ---------      ---------
                                               (IN THOUSANDS)

Raw materials and supplies.............   $   9,016      $   7,041
Finished goods.........................       1,270          1,038
                                          ---------      ---------
   Total...............................   $  10,286      $   8,079
                                          =========      =========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

4. EARNINGS PER SHARE

      The computation of earnings per share is based on net income, after deducting the dividend requirement of preferred stock, divided by the weighted average number of shares outstanding. Options and warrants to purchase 3,731,696 and 3,137,198 shares of common stock issuable under stock options or warrants that are outstanding but exercisable at prices above the Company's average common stock price for the three and nine months ended September 30, 2000 and 1999 have not been included in the computation of earnings per share.

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ------------------------        ------------------------
                                                            2000            1999            2000            1999
                                                          --------        --------        --------        --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings for Basic and Diluted Computation:
  Net income before preferred dividends ...............   $ 16,072        $ 13,064        $  8,987        $  4,077
  Preferred dividends .................................       (794)           (722)         (2,314)         (2,332)
                                                          --------        --------        --------        --------
  Net income attributable to common shareholders ......   $ 15,278        $ 12,342        $  6,673        $  1,745
                                                          ========        ========        ========        ========

Basic Earnings Per Share:
  Weighted average common shares outstanding ..........     19,356          18,938          19,330          16,983
                                                          ========        ========        ========        ========

  Net income attributable to common shareholders ......   $   0.79        $   0.65        $   0.35        $   0.10
                                                          ========        ========        ========        ========

Diluted Earnings per Share:
  Weighted average common shares outstanding ..........     19,356          18,938          19,330          16,983
  Shares issuable from assumed conversion of stock
    options and warrants ..............................        719             738             720             738
                                                          --------        --------        --------        --------
  Weighted average common shares outstanding,
    as adjusted .......................................     20,075          19,676          20,050          17,721
                                                          ========        ========        ========        ========

  Net income attributable to common shareholders ......   $   0.76        $   0.63        $   0.33        $   0.10
                                                          ========        ========        ========        ========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

5. LONG TERM OBLIGATIONS

      On April 30, 1998, the Company entered into an $80 million, five-year senior credit facility with Antares Capital Corporation, consisting of a revolving working capital facility of $25 million and a revolving acquisition loan facility of $55 million.

      The outstanding principal balance under the credit facility bears interest per annum, at the Company's option, at LIBOR plus 3.25% or at the "prime" rate plus 1.5% with interest rates subject to a pricing grid. Additionally, the Company pays a 0.5% commitment fee quarterly on the average availability under the credit facility. Amounts outstanding under the working capital loan of the credit facility are due March 31, 2003. The credit facility was amended effective June 28, 2000 to defer the initial amortization payment due June 30, 2000, and to restructure certain of the financial covenant ratios. Amounts outstanding under the acquisition loan of the credit facility will amortize in 10 equal quarterly installments of approximately $4.5 million commencing September 30, 2000 and one final installment of the remaining balance on March 31, 2003. The credit facility contains financial covenants which include limitations on capital expenditures and the maintenance of minimum ratio levels of earnings before interest, taxes and depreciation and amortization ("EBITDA") to fixed charges, interest coverage and leverage, as defined in the credit facility, and is secured by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries.

      At September 30, 2000 and December 31, 1999, long term obligations consisted of the following:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           2000       1999
                                                         --------   ---------
                                                             (IN THOUSANDS)

9 3/4% senior notes..................................... $270,000   $ 270,000
Less: unamortized debt discount on 9 3/4% senior notes..     (173)       (203)
Credit facility.........................................   60,383      51,500
Other...................................................      789         993
                                                         --------   ---------
Total...................................................  330,999     322,290
Less:  Current maturities...............................  (18,425)    (13,126)
                                                         --------   ---------
   Long term obligations, net........................... $312,574  $ 309,164
                                                         ========   =========

6. CAPITAL STOCK

      The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 19,366,736 shares were outstanding at September 30, 2000 and up to 5,000,000 shares of preferred stock, par value $0.01 per share, of which the board of directors has authorized the designation of 500,100 shares. As of September 30, 2000, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 315,822 shares were outstanding. As of September 30, 2000, 393,700 shares and 1,000,000 shares of common stock were reserved for issuance upon the exercise of stock options under the 1994 and 1998 Stock Option Plans, respectively, of which 357,700 and 844,598 were outstanding. In addition, as of September 30, 2000, 3,250,605 shares were reserved for issuance upon the exercise of outstanding warrants.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

      On February 3, 1999, the Company completed an initial public offering of 10,750,000 shares of common stock, par value $0.01 per share. The net proceeds from the sale were approximately $85 million before deducting estimated expenses related to the offering of approximately $1.9 million. Proceeds of approximately $43.6 million were used to repurchase the Company's 13% exchangeable preferred stock, which included approximately $1.3 million of accrued but unpaid dividends. The remaining proceeds of approximately $39.5 million were used to pay amounts outstanding under the credit facility. The redemption premium on the 13% exchangeable preferred stock of approximately $3.8 million was paid with 481,887 shares of common stock at $7.91 per share.

7.  SUBSIDIARY GUARANTORS

      The Company's 9 3/4% senior notes are guaranteed fully, jointly and severally, and unconditionally, on a senior subordinated basis, by all of the Company's current and future, direct and indirect, wholly-owned subsidiaries (the "Subsidiary Guarantors"). The following table sets forth the "summarized financial information" of our Subsidiary Guarantors. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          2000         1999
                                                      ------------  -----------
                                                            (IN THOUSANDS)
Balance Sheet Data:
  Current assets.....................................  $  50,007     $  31,484
  Property and equipment.............................    188,959       184,306
  Total assets.......................................    469,380       450,468
  Current liabilities................................     21,004        15,257
  Long term debt.....................................        530           742
  Total shareholders' equity (deficit)...............      5,508        (6,480)


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                --------------------    --------------------
                                  2000        1999        2000        1999
                                --------    --------    --------    --------
                                                  (IN THOUSANDS)
Operating Data:
   Net revenues...............  $ 89,712    $ 87,400    $201,438    $186,067
   Gross profit...............    41,221      38,692      83,006      76,954
   Net income.................    17,189      14,134      11,988       7,689

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

9. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB Statement No. 133, as amended by SFAS 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has evaluated the impact of SFAS 133 and determined that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

10. SEGMENT INFORMATION

      The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery, and the Ice Factory. Non-ice products and services include refrigerated warehouses, bottled water and leasing of ice production equipment. The Company evaluates performance of each segment based on EBITDA and does not allocate assets by segment. Inter-segment sales are accounted for at current market prices.
Segment information for the three months ended September 30, 2000 and 1999 is as follows:

                                THREE MONTHS ENDED SEPTEMBER 30, 2000               THREE MONTHS ENDED SEPTEMBER 30, 1999
                           ----------------------------------------------      ----------------------------------------------
                             ICE        NON-ICE    ELIMINATION     TOTAL         ICE        NON-ICE    ELIMINATION     TOTAL
                           -------      -------      -------      -------      -------      -------      -------      -------
                                                                     (IN THOUSANDS)
Revenues ...............   $84,219      $ 5,493      $  -         $89,712      $82,545      $ 4,855      $  -         $87,400
Cost of sales ..........    45,245        3,246         -          48,491       45,707        3,001         -          48,708
                           -------      -------      -------      -------      -------      -------      -------      -------
Gross profit ...........    38,974        2,247         -          41,221       36,838        1,854         -          38,692
Operating expenses .....     8,572          953         -           9,525        9,552          774         -          10,326
Other income, net ......         6         --           -               6           22         --           -              22
                           -------      -------      -------      -------      -------      -------      -------      -------
         EBITDA ........   $30,408      $ 1,294      $  -         $31,702      $27,308      $ 1,080      $  -         $28,388
                           =======      =======      =======      =======      =======      =======      =======      =======

      Segment information for the nine months ended September 30, 2000 and 1999 is as follows:

                                                 NINE MONTHS ENDED SEPTEMBER 30, 2000        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                              -----------------------------------------   ------------------------------------------
                                                 ICE      NON-ICE  ELIMINATION  TOTAL        ICE      NON-ICE  ELIMINATION    TOTAL
                                              --------   --------   --------   --------   --------   --------   --------    --------
                                                                                 (IN THOUSANDS)
Revenues ..................................   $186,374   $ 15,064   $   --     $201,438   $171,064   $ 16,273   $ (1,270)   $186,067
Cost of sales .............................    109,974      8,458       --      118,432    100,317      9,868     (1,072)    109,113
                                              --------   --------   --------   --------   --------   --------   --------    --------
Gross profit ..............................     76,400      6,606       --       83,006     70,747      6,405       (198)     76,954
Operating expenses ........................     25,360      2,688       --       28,048     25,914      2,207       --        28,121
Other income, net .........................         14       --         --           14         19       --         --            19
                                              --------   --------   --------   --------   --------   --------   --------    --------
         EBITDA ...........................   $ 51,054   $  3,918   $   --     $ 54,972   $ 44,852   $  4,198   $   (198)   $ 48,852
                                              ========   ========   ========   ========   ========   ========   ========    ========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

      Reconciliation of EBITDA to net income before preferred dividends for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           ------------------    -------------------
                                             2000       1999       2000        1999
                                           -------    -------    --------    -------
                                                    (IN THOUSANDS)
EBITDA...................................  $31,702    $28,388    $ 54,972    $48,852
Depreciation and amortization expense....   (7,311)    (7,843)    (21,417)   (22,089)
Interest expense.........................   (8,319)    (7,481)    (24,568)   (22,686)
Income taxes.............................     --         --          --         --
                                           -------    -------    --------    -------
  Net income before preferred dividends..  $16,072    $13,064    $  8,987    $ 4,077
                                           =======    =======    ========    =======

11. SUBSEQUENT EVENTS

      On October 26, 2000, the Company announced that it had received a fully underwritten commitment, subject only to documentation and customary closing conditions, to expand and amend its existing credit facility to allow for term and revolving loan borrowings of up to $88 million. After the closing of this amendment to the credit facility, which is expected to occur in November, the Company plans to have reduced principal amortization, lowered interest rates and altered capital expenditure plans related to its Ice Factories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Form 10-K, previously filed with the SEC.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

      All statements, other than statements of historical facts, contained in this Form 10-Q, made by us in periodic press releases, or made by our management to analysts and shareholders in the course of presentations about our company, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future growth, constitute forward-looking statements. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

GENERAL

      Packaged Ice is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 74,000 customer locations in 27 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry, principally in the southern half of the United States. These acquisitions have allowed us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers.

      We have two principal business segments - ice products and non-ice operations. Ice products accounted for approximately 91% of revenues in 1999 and approximately 93% for the nine months ended September 30, 2000. Ice products consist of the following two activities:

      o the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

      o the installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

      Our other business segment, non-ice, consists of refrigerated warehousing, bottled water and the leasing of ice equipment. We acquired the majority of our non-ice operations through acquisitions completed in 1998.

      Our cost of sales includes costs associated with plant occupancy, raw materials, delivery, labor and utility-related expenses. With the Ice Factory, plant occupancy, delivery and utility costs are eliminated, but costs associated with customer service representatives and machine technicians are added to the cost of sales.

      Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries and costs associated with leasing office space.

      At September 30, 2000, we owned or operated 70 ice manufacturing plants, one bottled-water manufacturing facility, 44 distribution centers, and nine refrigerated warehouses; and had an installed base of 2,644 Ice Factories.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES: Revenues increased $2.3 million; from $87.4 million for the three months ended September 30, 1999 to $89.7 million for the three months ended September 30, 2000. Revenues increased $0.1 million as a result of revenues contributed by the traditional ice companies, $1.6 million due to the placement of Ice Factories and $0.6 million as a result of revenues contributed by the non-ice manufacturing operations. The increases in revenues from the traditional ice operations primarily were due to increased volume from national accounts and new customers, higher average sales price and acquisitions completed during the third quarter of 1999 offset by unseasonably cool and rainy weather on the East coast and the timing of the Fourth of July holiday. The increase in non-ice revenues primarily was due to increased bottled water sales and acquisitions completed in the third quarter of 1999.

      COST OF SALES: Cost of sales decreased $0.2 million; from $48.7 million for the three months ended September 30, 1999 to $48.5 million for the three months ended September 30, 2000. This decrease primarily resulted from a higher level of efficiency in the production and distribution of traditional ice, the elimination of the majority of ice transfers required in the third quarter of 1999 and the increased number of Ice Factories in place, offset by higher fuel and health benefit costs than last year and the impact of using operating leases to install new Ice Factories. Operating leases result in greater charges to cost of sales than would be incurred if the company had acquired the Ice Factories as property additions. The use of operating leases causes us not to incur the typical expenses of ownership, depreciation and interest, as a result of financing such additions. As a percentage of revenues, cost of sales was 55.7% for the three months ended September 30, 1999 and 54.1% for the three months ended September 30, 2000.

      GROSS PROFIT: Gross profit increased $2.5 million; from $38.7 million for the three months ended September 30, 1999 to $41.2 million for the three months ended September 30, 2000. This increase primarily resulted from the greater efficiency of the traditional ice companies, the significant reduction of transferred product and the higher number of Ice Factories in place. As a percentage of revenues, gross profit was 44.3% for the three months ended September 30, 1999 and 45.9% for the three months ended September 30, 2000.

      OPERATING EXPENSES: Operating expenses decreased $0.8 million; from $10.3 million for the three months ended September 30, 1999 to $9.5 million for the three months ended September 30, 2000. This decrease resulted from the continued consolidation of administrative functions. As a percentage of revenues, operating expenses decreased from 11.8% for the three months ended September 30, 1999 to 10.6% for the three months ended September 30, 2000. This decrease was due to greater efficiencies as our reduced current period general and administrative expenses were spread over the larger base of revenues during the three months ended September 30, 2000.

      DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased $0.5 million; from $7.8 million for the three months ended September 30, 1999 to $7.3 million for the three months ended September 30, 2000. This decrease was primarily due to the change in the useful life of the Ice Factory from 7 to 12 years and the use of operating leases to install new Ice Factories, which results in no additional depreciation. As a percentage of revenues, depreciation and amortization decreased from 9.0% for the three months ended September 30, 1999 to 8.1% for the three months ended September 30, 2000.

      INTEREST EXPENSE: Interest expense increased $0.8 million; from $7.5 million for the three months ended September 30, 1999 to $8.3 million for the three months ended September 30, 2000. As a percentage of revenues, interest expense increased from 8.6% for the three months ended September 30, 1999 to 9.3% for the three months ended September 30, 2000. The dollar increase in interest expense was a result of higher levels of debt associated with the acquisitions completed during the third quarter of 1999 and a higher average interest rate than experienced during the similar period of 1999. We completed our initial public offering in January 1999, and as a result, had significantly less borrowings in the third quarter of 1999 than in the similar period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES: Revenues increased $15.3 million; from $186.1 million for the nine months ended September 30, 1999 to $201.4 million for the nine months ended September 30, 2000. Revenues increased $11.0 million as a result of revenues contributed by traditional ice plants and $4.3 million due to the placement of Ice Factories. Our non-ice manufacturing operations have remained constant for the nine months ended September 30, 1999 compared with the same period in 2000 despite the divesture of certain operations in May 1999. The increase in traditional ice primarily was due to greater sales volume from national accounts and new customers, higher average sales price and acquisitions completed during the first nine months of 1999.

      COST OF SALES: Cost of sales increased $9.3 million; from $109.1 million for the nine months ended September 30, 1999 to $118.4 million for the nine months ended September 30, 2000. This increase primarily resulted from the greater sales volume at the traditional ice plants, higher fuel and health benefit costs than last year and the impact of the operating leases used for the new Ice Factory installations. As a percentage of revenues, cost of sales increased from 58.6% for the nine months ended September 30, 1999 to 58.8% for the nine months ended September 30, 2000. This increase primarily was due to higher fuel and health benefit costs than last year and the impact of the operating leases offset by greater efficiency, the lack of transferred product and a higher number of Ice Factories in place.

      GROSS PROFIT: Gross profit increased $6.0 million; from $77.0 million for the nine months ended September 30, 1999 to $83.0 million for the nine months ended September 30, 2000. This increase was primarily due to the greater volume of traditional ice plants. As a percentage of revenues, gross profit decreased from 41.4% for the nine months ended September 30, 1999 to 41.2% for the nine months ended September 30, 2000. This decrease was the result of higher fuel and health benefit costs and the costs associated with the operating leases.

      OPERATING EXPENSES: Operating expenses decreased $0.1 million; from $28.1 million for the nine months ended September 30, 1999 to $28.0 million for the nine months ended September 30, 2000. This decrease primarily resulted from the continued consolidation of administrative functions. As a percentage of revenues, operating expenses decreased from 15.1% for the nine months ended September 30, 1999 to 13.9% for the nine months ended September 30, 2000. This decrease was due to greater efficiencies realized as our reduced current period general and administrative expenses were spread over the larger base of revenues during the nine months ended September 30, 2000.

      DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased $0.7 million; from $22.1 million for the nine months ended September 30, 1999 to $21.4 million for the nine months ended September 30, 2000. This decrease was primarily due to the change in useful life of the Ice Factory from 7 to 12 years, and impact of using operating leases to install new ice factories, which results in no property additions. As a percentage of revenues, depreciation and amortization decreased from 11.9% for the nine months ended September 30, 1999 to 10.6% for the nine months ended September 30, 2000.

      INTEREST EXPENSE: Interest expense increased $1.9 million; from $22.7 million for the nine months ended September 30, 1999 to $24.6 million for the nine months ended September 30, 2000. As a percentage of revenues, interest expense remained the same at 12.2% for each of the nine month periods ending September 30. The dollar increase in interest expense was a result of higher levels of debt associated with the acquisitions completed during or after the first nine months of 1999 and a higher average interest rate than experienced during the similar period of 1999. We completed our initial public offering in January 1999, and as a result had significantly less borrowings in the first nine months of 1999 than in the similar period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We generate cash flow primarily from the sale of packaged ice through traditional delivery methods, through the installation of Ice Factories and, to a lesser extent, through non-ice operations. We primarily use cash for:

      o    cost of sales;

      o    operating expenses;

      o    debt service;

      o capital expenditures related to replacing and modernizing capital equipment; and the manufacturing and installation of additional Ice Factories and

      o    acquisitions.

      We estimate that our capital expenditures for 2000 will total an aggregate of approximately $17.0 million, all of which will be to maintain and expand traditional ice facilities. There can be no assurance that capital expenditures will not exceed this estimate.

      During the nine months ended September 30, 2000, we exercised our options to purchase the real estate upon which two of our ice plants are located for approximately $4.2 million, and completed six small tuck-in acquisitions at a cost of approximately $0.4 million, which we paid in cash from the acquisition loan portion of the credit facility and generated from current operations.

      We believe we will have adequate working capital to meet debt service requirements and to satisfy working capital and general corporate needs. At September 30, 2000, we had working capital of approximately $8.4 million, including approximately $3.8 million of cash and cash equivalents. In addition, we had $11.6 million available under the working capital loan of the credit facility.

      At September 30, 2000, we had approximately $331.0 million of long term debt, including current maturities, outstanding as follows:

      o    $ 270.0 million of 9 3/4% senior notes due 2005;

      o    $ 60.4 million outstanding under the company's credit facility; and

      o    $ 0.6 million of other debt, net of debt discount.

      Our credit facility provides for a $80 million line of credit consisting of a $25 million revolving working capital loan and a $55 million revolving acquisition loan. At September 30, 2000, we had approximately $10.4 million outstanding under the working capital loan (excluding $3.0 million of availability supporting letters of credit) and approximately $50.0 million outstanding under the acquisition loan. The revolving credit facility bears interest per annum, at the company's option, at LIBOR plus 3.25%, or the "prime" rate plus 1.5%, with interest rates subject to a pricing grid. The amounts under the working capital loan will be due March 31, 2003. The amounts under the acquisition loan are due quarterly (next scheduled payment due December 31, 2000), with 9 equal quarterly installments remaining of approximately $4.5 million, and one final installment due on March 31, 2003. We made the first scheduled payment of approximately $4.5 million on the acquisition loan on September 29, 2000.

      Covenants contained in our credit facility and indenture governing the 9 3/4% senior notes require us to meet certain financial tests, and other restrictions limit our ability to pay dividends, borrow additional funds or to acquire or dispose of assets. The credit facility is secured by all of our assets and the capital stock of our significant subsidiaries. The 9 3/4% senior notes are generally unsecured obligations and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and PARI PASSU to all senior indebtedness of the company. The 9 3/4% senior notes are effectively subordinated to the credit facility.

      Although we have periodically reported negative cash flows from operations on a historical basis, we believe that our overall treasury management of cash and available borrowings under the credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements and satisfy working capital and general corporate needs.

      We may need to raise additional funds through public or private debt or equity financing to take advantage of opportunities that may become available, including acquisitions and more rapid expansion. The availability of such capital will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We may not have sufficient funds to finance intended acquisitions or capital expenditures to sustain our recent rate of growth. See "Risk Factors."

      On October 26, 2000, we announced that we had received a fully underwritten commitment, subject only to documentation and customary closing conditions, to expand and amend our existing credit facility to allow for term and revolving loan borrowings of up to $88 million. After the closing of this amendment to the credit facility, which we expect to occur in November, we plan to have reduced principal amortization, lower interest rates and altered capital expenditure plans related to our Ice Factories.

GENERAL ECONOMIC TRENDS AND SEASONALITY

      Our results of operations are generally affected by economic trends in our market area but results to date have not been impacted by inflation. If we encounter an extended period of high inflation, we believe we will be able to pass on the higher costs to our customers.

      The ice business is highly seasonal. We experience seasonal fluctuations in our net sales and profitability with a disproportionate amount of our net sales and a majority of our net income typically realized in the second and third calendar quarters. We believe that over 60% of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will experience lower profit margins and possibly experience losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly if the weather is unusually cool or rainy. See "Risk Factors."

RISK FACTORS

      OUR SUBSTANTIAL DEBT OBLIGATIONS MAY PREVENT US FROM FUNDING PLANNED ACTIVITIES, AND MAY REQUIRE US TO SEEK ADDITIONAL DEBT OR EQUITY FINANCING OR SELL SELECTED ASSETS. OUR DEBT OBLIGATIONS ALSO DIMINISH OUR ABILITY TO REACT TO CHANGES IN OUR INDUSTRY.

      We financed most of our acquisitions by incurring debt, and, consequently, we have substantial debt service requirements. At September 30, 2000 we had approximately $331 million in total indebtedness. Because of our large amount of debt, we have to devote a substantial portion of our cash flow to paying principal and interest on our debt, and may not be able to fund planned capital expenditures, desired acquisitions and working capital.

      If we are unable to generate enough cash flow to make scheduled payments on our debt, we may be required to:

      o seek additional debt or equity financing, or renegotiate our existing debt arrangements on less favorable terms;

      o    sell selected assets; or

      o    reduce or delay planned capital expenditures.

      We cannot guarantee that we could accomplish any of these measures.

      In addition, the indentures that govern the 9 3/4% senior notes and the credit agreement for our revolving credit facility require us to meet certain financial tests, and restrict our ability to pay dividends, borrow additional funds or dispose of assets. These requirements and restrictions may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition activities.

      Our high level of debt also diminishes our ability to react to unfavorable changes in general economic, industry and competitive conditions.

      THE SEASONAL NATURE OF THE ICE BUSINESS OFTEN RESULTS IN LOWER PROFITS AND EVEN LOSSES IN THE FIRST AND FOURTH QUARTERS.

      We experience seasonal fluctuations in our sales and profitability with a disproportionate amount of our sales and a majority of our net income typically realized in the second and third calendar quarters, when the weather is generally warmer. As a result of these seasonal revenue declines and the lack of a corresponding decrease in expenses during the first and fourth quarters, we experience lower profits and possibly even losses during these periods.

      UNUSUALLY COLD OR RAINY WEATHER DEPRESSES ICE SALES, AND THEREFORE, DECREASES OUR CASH FLOW. UNUSUALLY HOT WEATHER CAN CAUSE AN INCREASE IN OUR EXPENSES, DUE TO ICE TRANSFERS REQUIRED TO SERVICE OUR BUSINESS, AND THEREFORE, DECREASES OUR PROFITS.

      Many of our ultimate customers, the ice consumers themselves, demand ice for use in connection with outdoor recreational and leisure activities. As a result, demand for ice increases when the weather is hotter and sunnier, which increases our cash flow. However, unusually hot weather may not result in greater profits. During unusually hot weather periods; we may be required to transport ice between locations to satisfy consumer demands. As a result, during unusually hot weather periods, our expenses may increase substantially, which results in less profit.

      THE MARKET VALUE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED IF WE CONTINUE TO REPORT SUBSTANTIAL NET OPERATING LOSSES.

      Since we began operating in 1990, we have frequently reported substantial net operating losses due to the following factors:

      o increased interest expense associated primarily with our 9 3/4% senior notes and revolving credit facility;

      o substantial amortization of goodwill and other intangible assets associated with our acquisitions; and

      o    substantial depreciation of capital expenditures.

      As of September 30, 2000, we had an accumulated deficit of $31.8 million, and we cannot guarantee that we will be profitable in the future.

      While many factors cause our stock price to fluctuate widely (perceived industry prospects and general economic conditions, for example), if we continue to report net operating losses, it could depress our stock price further because it causes investors to doubt our ability to be profitable.

      WE NOW HAVE A COMPETITOR IN THE ICE FACTORY MARKET, WHICH COULD TAKE SOME OF OUR CUSTOMERS' BUSINESS.

      Through the end of 1999, none of our competitors had successfully developed and marketed an automated system. As the sole company using an on-site ice production and delivery system, we had a distinct competitive advantage because the Ice Factory is preferred to traditional ice delivery by many of our high volume customers and the Ice Factory sector of our business gives us more flexibility during peak seasons than our competitors. Early this year, a competitor announced it would have a similar machine by the fourth quarter of 2000. If our competitor is successful, it is possible that we may lose business we have gained and business we would gain as a result of the Ice Factory, which will result in decreased cash flows and profits.

      INCREASES IN THE PRICE OF CERTAIN RAW MATERIALS, ESPECIALLY POLYETHYLENE AND FUEL USED IN THE MANUFACTURING AND DISTRIBUTION PROCESS, INCREASE OUR EXPENSES, WHICH CAUSES A DECREASE IN OUR PROFITS.

      We use large quantities of plastic bags in the manufacture of our product. In the past, prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. We cannot guarantee that significant changes in plastic bags, water, fuel or other commodity prices would not have a material adverse effect on our business, results of operations and our ability to service our debt.

      OUR DEPENDENCE ON A SINGLE MANUFACTURER FOR THE PROPRIETARY BAGGING DEVICE USED IN THE ICE FACTORY EXPOSES US TO A RISK OF HAVING LITTLE OR NO SUPPLY OF THESE BAGGING DEVICES FOR USE WITH THE ICE FACTORY.

      Our proprietary bagging device used in the Ice Factory is manufactured by Lancer Corporation under an exclusive original equipment manufacturing agreement. This device is highly technical in nature, and we cannot guarantee that we would quickly locate, or ever locate, alternative sources of supply for the bagging device if Lancer was unable to meet our requirements.

      WE ARE EXPOSED TO SIGNIFICANT ENVIRONMENTAL LIABILITIES.

      Our ice manufacturing and storage operations may result in serious environmental accidents, which may result in plaintiffs naming us in lawsuits asserting large claims. We currently carry liability insurance that we believe is adequate to cover our losses in these situations. However, this insurance may be insufficient to pay for all or a large part of any damage awards. If our insurance could not pay for all or part of these losses, our income would decline. In addition, we may not be able to maintain our insurance if insurance rates or insurance industry policies change.

      WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

      The majority of our debt consists of $270 million of 9 3/4% senior notes. If there iS a change of control of Packaged Ice, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require us to do so. If we were required to repurchase the 9 3/4% senior notes, the repurchase could also result in a default under other debt agreements, including our revolving credit facility.

      ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLE ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

      Acquisitions often result in the recording of goodwill and other intangible assets. Goodwill and other intangible assets represented 49.5% of our total assets and exceeded shareholders' equity by $147.8 million as of September 30, 2000. Generally accepted accounting principles require that goodwill and other intangible assets be amortized over the period benefited. Management has determined that for the majority of these assets this period is to be no less than 40 years. If, however, we were required to amortize goodwill and other intangibles over a shorter period of time, current earnings would be reduced.

      WE HAVE LIMITED PATENT PROTECTION.

      Other than patents that we own or licenses we have on the bagging device in the Ice Factory, we currently do not have patents on our products. We believe the patents on the bagging device are important to the Ice Factory as a whole, but there can be no assurance that any issued patent will provide us with a meaningful competitive advantage. It is also our practice to protect certain of our proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements. There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

      It is possible that other companies may obtain patents necessary for, or useful to, the development of our products. In that event, we may be required to obtain licenses for patents or proprietary technology to develop, manufacture or market products from those companies. There can be no assurance that we would be able to obtain these licenses on commercially reasonable terms, if at all.

      DIFFICULTIES INTEGRATING OUR ACQUISITIONS COULD ADVERSELY AFFECT US.

      We have acquired some new businesses over the last few years, and we may continue to make more acquisitions. As a result, we continue to integrate past acquisitions, and we may encounter difficulties integrating these acquisitions and successfully managing the rapid growth we expect to experience from them. To the extent we encounter problems in integrating acquisitions, we could be materially adversely affected. In addition, we plan to pursue select acquisitions in the future. Because we may pursue these acquisitions around the world and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in staffing and providing operational and management oversight.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are from time to time party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 19, 2000, we issued 12,765 shares of common stock in a cashless exercise of outstanding warrants with an exercise price of $0.01 per share.

        On July 20, 2000, we issued 15,205 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $3.5063 per share.

        On September 26, 2000, we issued 5,674 shares of common stock upon exercise of detachable warrants to holders associated with the company's 12% notes at an exercise price of $0.01 per share.

        On October 24, 2000, we issued 27,348 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $2.3375 per share.

        On November 1, 2000, we elected to pay in kind dividends on the 10% exchangeable preferred stock, which totaled 15,877 shares of 10% exchangeable preferred stock and 122,133 warrants to purchase common stock at $13.00 per share.

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

EXHIBIT NO.     DESCRIPTION
----------      -----------
   27.1+        Financial Data Schedule.

-----------------
+  Filed herewith.

(B)  REPORTS ON FORM 8-K:

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    PACKAGED ICE, INC.

Date: November 13, 2000     By: /s/ JAMES F. STUART
                                    James F. Stuart
                                    Chief Executive Officer

Date: November 13, 2000     By: /s/ STEVEN J. JANUSEK
                                    Steven J. Janusek
                                    Chief Financial and Accounting Officer