Form 10-K405
period 2000-12-31
PACKAGED ICE INC
filed 2001-04-04
CIK 917731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period _______ to _______

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



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $27.5 million as of March 16, 2001. The total number of shares of common stock, par value $0.01 per share, outstanding as of March 16, 2001 was 19,428,222.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
PART I
     Item 1.    Business ...................................................................................  2
     Item 2.    Properties ................................................................................. 10
     Item 3.    Legal Proceedings .......................................................................... 11
     Item 4.    Submission of Matters to a Vote of Security Holders ........................................ 11

PART II
     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...................... 12
     Item 6.    Selected Financial Data .................................................................... 14
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...... 15
     Item 8.    Financial Statements and Supplementary Data ................................................ 24
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....... 24

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................. 25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 76,000 customer locations in 30 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, we have completed 83 acquisitions of traditional ice companies, principally in the southern half of the United States. These acquisitions have enabled us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers. Our acquisition pace has diminished significantly starting in late 1999, continuing into 2000, except for small tuck-in acquisitions. We generally do not anticipate any significant acquisition activity in the near future, but may continue to evaluate such opportunities as they become available.

         We predominantly operate in two business segments: ice products and non-ice operations. Ice products accounted for approximately 92%, 91% and 93% of revenues in 2000, 1999 and 1998, respectively, and consist of the following two activities:

          - the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

          - the installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

         Our other business segment, non-ice, consists of refrigerated warehousing, the manufacturer and sale of bottled water and the leasing of ice production equipment. The majority of non-ice operations were acquired through acquisitions completed in 1998.

         At December 31, 2000, we owned or operated 61 ice manufacturing plants, one bottled water manufacturing facility, 48 distribution centers and eight refrigerated warehouses. Including an installed base of 2,721 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 14,800 tons of ice per day.

TRADITIONAL ICE MANUFACTURING

         The packaged ice industry is highly fragmented and is led by Packaged Ice and several regional, multi-facility competitors. In addition, the industry includes numerous local and regional companies of varying size and competitive resources. Traditional ice manufacturers produce and package ice at centrally located facilities and normally distribute to a limited radius of approximately 100 miles from the point of production. Due to high product transportation and storage costs, the ice business has historically been a regional service business. As a result of geographic constraints, success in the ice business depends upon an efficient manufacturing and distribution system with high-density customer distribution routes in a region; high customer concentration within a market area; and the ability to ensure prompt and reliable delivery during peak seasonal months. We believe that our consolidation of traditional ice manufacturers within a geographic region provides efficiencies in manufacturing and distribution largely due to higher density of customer sites and the flexibility to shift production among our manufacturing plants within a region. These efficiencies provide us an advantage over our competitors.

         We believe that packaged ice products are purchased as needed by consumers and that such purchases are relatively price insensitive due principally to the low cost of the product and absence of substitute products. The industry is seasonal, characterized by peak demand occurring during the warmer months of May through September, with an extended selling season occurring in the southern United States. On a year-to-year basis, demand remains relatively stable and is generally only adversely affected by abnormally cool or rainy weather within a region. We believe that our geographic diversification helps mitigate the potential adverse impact of abnormal weather patterns in any particular market. National weather patterns resulting in prolonged cold and rainy weather would adversely impact our results of operations.

THE ICE FACTORY

         The Ice Factory is an automated system that is capable of producing, packaging and storing up to 40,000 bags of ice per year. It is most frequently used in high volume supermarkets, and other commercial locations, such as construction staging areas and large manufacturing plants. The placement of the Ice Factory at customer locations is based upon a thorough review of each site, which primarily focuses on historical ice sales at the site. Also included in the site review is an analysis of the surrounding trade area, the level of overall retail activity, the level of direct competition and the proximity of the site to other Ice Factories. Upon completion of this review, a determination is made as to the viability of the location and whether single or multiple machines are required at the time of initial installation. We own or lease from a third party the machines and charge our customers for empty bags purchased and delivered. We generally pay for all installation and maintenance costs, while the retailer provides and pays for the cost of utilities.

         The Ice Factory, when combined with traditional delivery methods, provides us numerous advantages over companies with only traditional ice manufacturing and delivery. Some of these advantages include:

          - a flexible delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from traditional ice manufacturing facilities;

          - the ability to redistribute production from our traditional ice facilities to new customers as well as satisfy seasonal peak demand at stores with Ice Factories; and

          - higher operating margins, due to significantly reduced production (the customer pays for electricity and water), storage and distribution costs.

         An Ice Factory typically consists of one or more standard ice cubers, an ice merchandiser built to our specifications and a bagging machine. A Texas company, who is a shareholder of us, manufactures the bagging component, the heart of the Ice Factory, under an exclusive original equipment manufacturing agreement. To guard against product contamination and satisfy consumer demand for high quality, sanitary ice, the Ice Factory has been engineered to meet all National Sanitation Foundation specifications for ice production, contains a patented automatic sanitizing system and is Underwriters' Laboratory approved. We have obtained patents on certain of the technologies used in the bagging device component of the Ice Factory. We believe that our patents cover all material patentable technology currently being used in the bagging device.

BUSINESS STRATEGY

         Our business strategy is to strengthen our position as the leading packaged ice company in North America. We plan to increase revenues and profitability through a combination of new placements of Ice Factories, internal growth, margin enhancement, debt reduction and selective acquisitions. We believe that our size, national scope, industry experience, ability to complete and integrate acquisitions and our proprietary Ice Factory give us significant competitive advantages in pursuing our business strategy. These advantages have enabled us to develop an efficient regional production and distribution network and to service national accounts through an expanded geographic presence. As a result, we believe that we compete effectively with smaller, local packaged ice companies.

DISTRIBUTION

         Due to high product transportation and shipping costs, the ice business has historically been a regional service business in which manufacturers produce and package ice at centrally located facilities and distribute to a limited market radius of approximately 100 miles. Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, we focus on maintaining an efficient service, distribution and pricing system in each of our markets. We deliver ice through both traditional distribution and the on-site Ice Factory system. We believe that this unique combination of distribution platforms enables us to redistribute ice production efficiently from our traditional ice facilities to additional customers and to supplement Ice Factory production during seasonal peak demand.

         TRADITIONAL DISTRIBUTION. We produce and bag ice at centrally located manufacturing facilities and subsequently store the ice or transport it directly to retail and commercial customers. To store ice inventory, we own or rent appropriate freezer space. During the peak summer months, we may lease additional trucks and purchase additional ice from other producers to maintain high service levels and customer goodwill.

         We currently serve over 76,000 customer locations principally through, among other things, the use of our approximately 70,000 ice merchandisers (small cold storage boxes) that are installed at most customer locations. Our growth has allowed us to develop an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers. The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component. In addition, the acquisition of additional production capacity in selected markets has allowed us to avoid "out of ice" situations and related lost sales during peak periods. Further, by acquiring dedicated distribution centers and refrigerated warehouse facilities, we have reduced our storage costs. We also sell to wholesale distributors, who resell the ice to retail customers.

         ICE FACTORY. By producing and bagging ice at the customer's location, the Ice Factory reduces our distribution, labor and energy costs because retailers provide and pay for the cost of utilities. Transportation costs, which are the most significant costs of traditional ice delivery, are also eliminated by on-site production. As a result of these cost savings, we believe that the Ice Factory provides us with superior operating margins in high volume locations compared to traditional ice delivery.

         We believe that providing frequent, regular and reliable service and support to our customers is one of the most important elements in operating our Ice Factory network. In February 2000, we announced the selection of a national communication company as our exclusive supplier of wireless remote monitoring services for the Ice Factories. This supplier's proprietary system employs the Internet to efficiently and effectively monitor refrigerator and freezer equipment. This system eliminates the need for and cost of dedicated telephone lines. The result is improved communication from the Ice Factories to our service center at a fraction of the previous system's cost. Additionally, we have a routine route servicing system, using trained service representatives to perform the regularly scheduled service procedures, and maintain toll-free telephone support for responding to customer calls regarding repairs and maintenance.

ICE PRODUCTS

         We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce our ice in cube, half-moon, cylindrical, crushed and block forms to satisfy customer demands. Our primary ice product is cocktail ice packaged in six to eight pound bags, which we sell principally to convenience stores and supermarkets. We also sell cocktail ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, we sell block ice in 10, 25 and 300 pound sizes, primarily to commercial, agricultural and industrial customers.

ACQUISITIONS

         Our acquisition strategy is focused on expanding our traditional ice operations into new markets across the United States and increasing our presence in markets we currently serve. In substantially all acquisitions, we require the seller or its principal shareholders to enter into a covenant not to compete with our company. In addition, we seek to retain key management of the acquired companies in many instances. Traditional ice companies we have acquired generally can be classified into one of two categories as follows:

          - MARKET LEADERS. As part of our strategy to expand our traditional ice operations into new markets and strengthen our national presence, we focus our acquisition efforts on companies with a leading market share position in an identified market area. These acquisitions may represent an initial entry into a geographic area, or, alternatively, be made subsequent to the placement of Ice Factories with key customer accounts in a region. The acquisition of leading competitors is designed to give us critical mass required to provide a high level of service, additional customer relationships for the potential placement of Ice Factories and a platform to integrate tuck-in acquisitions, as described below.

          - TUCK-INS. Tuck-in acquisitions are smaller acquisitions intended to add incremental production and/or distribution capabilities in an established market. Since existing operations can be leveraged, substantial cost savings can be realized while generating incremental revenues and enhancing our market presence and ability to service customer accounts. If the tuck-in acquisition results in redundant ice manufacturing capacity, the related production equipment can be readily dismantled and redeployed to a region in need of additional capacity, or sold.

         Since April 1997, we have completed 83 acquisitions. Significant acquisitions have included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 for approximately $180.8 million in cash, and the purchase of Cassco Ice & Cold Storage, Inc. in

July 1998 for approximately $59 million in cash. Reddy, prior to the acquisition, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the Mid-Atlantic region. Our acquisitions have provided:

          -    increased cash flow;
          -    a national scope to better service large customers;
          - economies of scale and cost savings through the consolidation of redundant manufacturing and distribution facilities and administrative and selling functions; and
          -    improved access to key markets and new customers.


NON-ICE OPERATIONS

         We also derive revenues from other goods and services including refrigerated warehousing, the manufacturing and sale of bottled water, and the sale and leasing of ice production equipment.

RAW MATERIALS

         We have not experienced any material supply problems in the past with respect to our business segments. Except with respect to our water supply and electricity in specific markets, we are not dependent upon any single supplier for materials used in the manufacturing and packaging of our ice products.

         We use large quantities of plastic bags. Bag usage for 2001 is expected to approximate over 500 million seven pound equivalent bags. There are numerous plastic bag manufacturers throughout the United States with the capability of providing our plastic bag needs. We currently purchase bags from several companies to ensure price competition although one company dominates the industry. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. We historically have not attempted to pass through to our customers changes in the price of plastic bags; therefore, a large, abrupt change in the price of plastic bags could have a material adverse effect on our operating margins, although such adverse effects historically have been temporary.

         We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. We expect fuel usage in 2001 to approximate seven million gallons. Market prices for fuel have fluctuated widely in the past due primarily to differing events throughout the world. Large changes in fuel prices could have a material adverse effect on our business and we may not be able to pass this expense through to our customers.

CUSTOMERS

         We market our ice products to a broad range of customers, including supermarket chains, convenience stores, wholesale ice and food distributors, commercial users, resorts and restaurants, agricultural buyers, and competitive producers and self-suppliers who experience supply shortages. The primary purchasers of our traditional ice products and users of our Ice

Factory are retailers with no internal ice production capacity. We believe that reasonable pricing, when combined with quality service, results in customer loyalty.

         We have a diversified customer base, with our largest customer accounting for less than 5% of sales in 2000. In addition, we have a geographically diversified customer base, with customer locations in 30 states, primarily in the southern half of the United States and the District of Columbia. Some of our larger national accounts include convenience and petroleum store chains Circle K, 7-Eleven, Texaco, ExxonMobil, and Chevron, and grocery store chains Albertson's, Kroger, Safeway and Wal-Mart/Sam's Club. Major regional customers include convenience and petroleum store chains Diamond Shamrock, L'il Champs and RaceTrac, and grocery store chains Publix, Winn-Dixie, Food Lion and HEB. We believe the geographic breadth of our customer base helps to protect us from the effects of adverse weather in a particular region, such as reduced sales due to abnormally cool or rainy conditions, although national weather patterns may have a material adverse effect on our business.

COMPETITION

         Competition in the packaged ice industry is based primarily on service, price and quality. To compete successfully, an ice manufacturer must be able to increase production and distribution capacity substantially on a seasonal basis while maintaining cost efficiency. We believe that our high quality traditional production facilities, financial resources, high regional market share and associated route density and proprietary Ice Factory capability provide us with numerous competitive advantages. We also believe that our geographic diversification and the advantages of the Ice Factory for high volume retailers have helped us develop relationships with certain national supermarket chains and will continue to assist us in our penetration of this market.

         The traditional packaged ice industry is highly competitive. In addition to our direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Our ice products generally do not face competition within a particular store since only one manufacturer typically serves a retail site. The traditional packaged ice industry in the United States is led by Packaged Ice and several regional, multi-facility competitors and, in addition, includes numerous local and regional companies of varying sizes and competitive resources.

INFORMATION SYSTEMS

         Internal information systems are critical to our ability to operate efficiently. We are able to monitor individual manufacturing plant and Ice Factory performance on a daily basis through automated reporting systems. This information enables us to track profitability, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, we have converted our accounting and financial reporting functions to our satellite-based system that is installed in all reporting locations, which facilitates centralized cash management, timely financial reporting, consistent reporting formats and improved inventory tracking.

INTELLECTUAL PROPERTY

         We regard the Ice Factory as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other copyright protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to the Ice Factory. In addition, we have developed or acquired a number of trademarks (both registered and common law) and trade names for use in our ice business, and we hold licenses for the use of additional trademarks from third parties. The use of our trademarks has created goodwill and results in product differentiation. However, we do not believe that the loss of any of our trademarks would have a material adverse effect on our operations.

GOVERNMENT REGULATION

         The packaged ice industry is subject to various federal, state and local laws and regulations. These require us, among other things, to obtain licenses for our plants and machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding our plants and the Ice Factories and to continuously control the quality and quantity of our ice.

         Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. Various states have imposed additional requirements including (a) quarterly testing of the ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (b) specific requirements for keeping ice packaging operations separate from other activities and (c) labeling requirements for the bags used, including the name of the company and the net weight. Certain of our Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. We believe that our facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

         We are subject to certain health and safety regulations including Occupational Safety and Health Act regulations. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents.

ENVIRONMENTAL MATTERS

         Our ice manufacturing and ice storage operations are subject to federal, state and local environmental laws and regulations. As a result, we have the potential to be involved from time to time in administrative or legal proceedings relating to environmental matters. There can be no assurance that the aggregate amount of any environmental liabilities that might be asserted in any such proceeding will not be material. We cannot predict the types of environmental laws or regulations that may be enacted in the future by federal, state or local governments; how existing or future laws or regulations will be interpreted or enforced; or what types of environmental conditions may be found to exist at our facilities. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material.

         We generate and handle certain hazardous substances in connection with the manufacture and storage of packaged ice. The handling and disposal of these substances and wastes is subject to federal, state and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. In addition, although we have historically used freon refrigerants, which have been banned from production; several alternate unregulated refrigerants exist which have similar or better economic basis. The most prominent banned product we used was R-12 freon, which has been easily exchanged by our own qualified service personnel during the course of ordinary servicing of ice merchandising equipment. We believe that the numerous, economically neutral refrigerants available assures that the ban will have little, if any, effect on the results of our operations.

         Certain of our current and former facilities are located in industrial areas and have been in operation for many years. As a consequence, it is possible that historical activities on these properties, or current or historical activities on adjacent properties have affected properties that are currently or formerly owned by us. As a result, additional environmental issues may arise in the future as a result of these activities, the precise nature of which we cannot predict.

         We could become liable for site contamination at properties which we currently or formerly owned. Although such liability has not had a material adverse effect on our financial condition or operating results in the past and we do not have any knowledge of claims that could be expected to have a material adverse effect on our financial condition or operations, there can be no assurance that we will not incur significant costs in connection with our historical handling or disposal of such substances and wastes.

EMPLOYEES AND LABOR RELATIONS

         At December 31, 2000, we employed 1,954 employees, of which 14 were represented by a union or were subject to a collective bargaining agreement. We generally have not experienced difficulty in meeting our seasonal employment needs. We have never experienced a work stoppage due to labor difficulties, and we believe our relationship with our employees is good.

GENERAL ECONOMIC TRENDS AND SEASONALITY

         Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation, except with respect to health insurance and fuel. If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

         The ice business is highly seasonal. We experience seasonal fluctuations in our net sales and profitability with a disproportionate amount of our net sales and a majority of our net income typically realized in our second and third calendar quarters. We believe that over 60% of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and possibly even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.


ITEM 2.  PROPERTIES

         We maintain our principal executive offices in Houston, Texas, where we lease approximately 13,050 square feet of space, and in Dallas, Texas where we lease approximately 10,162 square feet of space. The lease in Houston expires on April 30, 2001 and the lease in Dallas expires on December 31, 2004. At December 31, 2000, we owned or leased 61 manufacturing plants, one bottled water manufacturing facility, 48 distribution facilities and eight refrigerated warehouses. Including an installed base of 2,721 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 14,800 tons per day. In addition, we have regional service centers for our Ice Factories located throughout our market areas where our traditional ice facilities are not present.

         Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production demand. The following is a list of our facilities as of March 16, 2001:

                                                                                               TRADITIONAL
                                                                                              MANUFACTURING
                                   NO. OF       BOTTLED WATER      NO. OF      NO. OF COLD      CAPACITY
                                MANUFACTURING   MANUFACTURING   DISTRIBUTION     STORAGE       (RATED TONS
                                 FACILITIES       FACILITY       FACILITIES    FACILITIES        PER DAY)
                                -------------   -------------   ------------   ----------     -------------
           Alabama..............       4              1              1              -               670
           Arizona..............       4              -              1              1             1,148
           Arkansas.............       2              -              3              -               300
           California...........       4              -              2              1               450
           Colorado.............       1              -              -              1               280
           District of Columbia.       1              -              -              -               140
           Florida..............      10              -              4              -             1,934
           Georgia..............       2              -              4              -               920
           Louisiana............       3              -              4              -               720
           Maryland.............       -              -              1              -                 -
           Mississippi..........       1              -              1              -                60
           Missouri.............       1              -              -              -               180
           Nevada...............       1              -              1              1               260
           New Mexico...........       1              -              1              -               160
           North Carolina.......       -              -              -              1                 -
           Oklahoma.............       3              -              2              -               502
           Tennessee............       2              -              -              -               408
           Texas................      16              -             18              -             2,848
           Utah.................       1              -              -              -               120
           Virginia.............       3              -              5              3               880
           West Virginia........       1              -              -              -               120
                                   -----          -----          -----          -----         ---------
                Total...........      61              1             48              8            12,100
                                   =====          =====          =====          =====         =========

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur, we believe the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 2000, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market System under the symbol "ICED" upon the pricing of our initial public offering in January 1999. On May 5, 2000, we began trading our common stock on the American Stock Exchange under the symbol "ICY". The following table sets forth the high and low closing prices of our common stock, for the periods indicated:


                                                        PRICE RANGE
                                                     -----------------
                                                      HIGH        LOW
                                                     ------     ------
2000
         First Quarter.............................  $ 5.06     $ 3.25
         Second Quarter............................  $ 4.19     $ 3.25
         Third Quarter.............................  $ 4.25     $ 2.75
         Fourth Quarter............................  $ 3.00     $ 1.19

                                                        PRICE RANGE
                                                     -----------------
                                                      HIGH        LOW
                                                     ------     ------
1999
         First Quarter.............................  $ 8.59     $ 6.00
         Second Quarter............................  $ 6.63     $ 3.88
         Third Quarter.............................  $ 6.00     $ 3.31
         Fourth Quarter............................  $ 3.63     $ 2.38

         On March 16, 2001, the closing sales price of the common stock as reported by the American Stock Exchange was $1.88 per share. As of March 16, 2001, we had approximately 151 shareholders of record. We estimate that there were approximately 1,670 beneficial holders of our common stock as of March 16, 2001.

         We have never declared or paid any cash dividends on our common stock. In addition, provisions of our revolving credit facility, our 10% exchangeable preferred stock and, in some instances, our 9 3/4% senior notes prohibit us from paying dividends. Further, we intend to retain any future earnings to fund growth. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

         The following information relates to the sales and other issuances of our securities within the past three fiscal years, none of which were registered pursuant to the Securities Act of 1933, as amended. Unless otherwise indicated, all of the following issuances were exempt from registration under Section 4(2) of the Securities Act.

         On January 15, 1998, we issued 4,500 shares of common stock for an aggregate cash consideration of $27,990, and issued 1,800 shares of common stock for aggregate cash consideration of $12,150, upon exercise of options by a former employee. These issuances were exempt from registration under Section 3(a)(9) of the Securities Act.

         On January 28, 1998, we issued to Jefferies & Company, Inc. ("Jeffries"), as the initial purchaser of our debt offering, $145 million of 9 3/4% Series A senior notes due 2005.

         On April 30, 1998, we issued to Jeffries, as the initial purchaser, $125 million of 9 3/4% Series A senior notes due 2005. On the same date, we issued to certain debt and equity holders 400,000 shares of Series A 13% preferred stock and warrants to purchase 975,752 shares of common stock for aggregate cash consideration of $40 million.

         During 1998, we issued 903,260 shares of common stock, valued between $10 and $13 per share, and warrants to purchase 15,000 shares of common stock at an exercise price of $15 per share, as partial consideration for acquisitions and real estate purchases completed during 1998.

         On February 3, 1999, we completed an initial public offering of our common stock by issuing 10,750,000 shares at a price of $8.50 per share. The gross proceeds from the public sale of $91.4 million were reduced by fees and costs to underwriters and other professionals in the amount of $8.3 million, resulting in net proceeds to us of $83.1 million. Simultaneously, we utilized $43.6 million of these proceeds to redeem the 13% exchangeable preferred stock, and issued 481,887 shares of common stock in payment of the redemption premium. In conjunction with the registration of common stock, our Series A and Series B preferred stock with put redemption and common stock with put redemption were converted into 994,831 shares of common stock. We also issued 974,603 shares of common stock in exchange for warrants to purchase common stock at $0.01 per share, which were held by the owners of the 13% exchangeable preferred stock.

         On March 5, 1999, we issued 130,528 shares of common stock in exchange for warrants to purchase common stock for $0.01 per share. On May 17, 1999 and July 2, 1999, we issued 12,797 (total of 25,594 shares) shares of common stock in exchange for warrants to purchase common stock for $0.01 per share. All of these warrants were issued in 1997 in connection with a $75 million issuance of 12% senior notes.

         During 1999, we issued 277,736 shares of common stock valued between $5.05 and $6.31 per share as partial consideration for acquisitions and real estate purchases completed during 1999.

         On March 1, 2000 we exercised our right to redeem our $0.01 par value Series C preferred stock. The 100 outstanding shares were redeemed for $10 per share.

         On July 19, 2000, we issued 12,765 shares of common stock in a cashless exercise of outstanding warrants with an exercise price of $.01 per share.

         On September 26, 2000, we issued 5,674 shares of common stock upon exercise of detachable warrants to holders of our 12% notes at an exercise price of $0.01 per share.

         During 2000, we issued 66,936 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price ranging between $2.34 and $3.51 per share.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth, for the periods and dates indicated, selected consolidated data derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                              2000        1999        1998        1997        1996
                                                           ----------  ----------  ----------  ----------  ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
   Revenues ...........................................    $  244,044  $  231,723  $  179,861  $   29,632  $    4,609
   Cost of sales ......................................       149,889     139,386     108,276      18,724       2,035
                                                           ----------  ----------  ----------  ----------  ----------
   Gross profit .......................................        94,155      92,337      71,585      10,908       2,574
   Operating expenses .................................        37,139      37,738      31,741       7,636       1,981
   Depreciation and amortization expense ..............        28,631      30,526      20,729       5,130       1,456
   Other income, net ..................................            17          21           4           4           3
   Interest expense ...................................       (32,470)    (30,409)    (24,705)     (6,585)       (130)
   Extraordinary loss on refinancing ..................             -           -     (17,387)          -           -
                                                           ----------  ----------  ----------  ----------  ----------
   Net loss ...........................................    $   (4,068) $   (6,315) $  (22,973) $   (8,439) $     (990)
                                                           ==========  ==========  ==========  ==========  ==========
   Net loss attributable to common shareholders .......    $   (7,202) $   (9,393) $  (28,891) $   (8,637) $     (990)
                                                           ==========  ==========  ==========  ==========  ==========

LOSS PER BASIC AND DILUTED SHARE OF COMMON STOCK (1):

   Net loss before extraordinary item
     attributable to common shareholders ..............    $    (0.37) $    (0.53) $    (2.35) $    (2.40) $    (0.35)
   Extraordinary item .................................             -           -       (3.56)          -           -
                                                           ----------  ----------  ----------  ----------  ----------

   Net loss attributable to common shareholders .......    $    (0.37) $    (0.53) $    (5.91) $    (2.40) $    (0.35)
                                                           ==========  ==========  ==========  ==========  ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   Basic and diluted ..................................        19,340      17,565       4,886       3,600       2,826

OTHER FINANCIAL DATA:

   Cash flows - operating activities ..................    $   19,102  $   14,409  $   16,320  $   (3,292) $    1,094
   Cash flows - investing activities ..................       (29,368)    (37,128)   (314,788)    (61,541)     (5,925)
   Cash flows - financing activities ..................         7,674      22,911     287,070      79,488       3,968
   EBITDA (2) .........................................        57,033      54,620      39,848       3,276         596
   Capital expenditures (3) ...........................        23,165      30,413      22,830      10,765       5,745

BALANCE SHEET DATA:

   Total assets .......................................    $  470,660  $  462,332  $  440,257  $  122,300  $   11,523
   Total long-term obligations ........................       325,522     309,164     338,150      67,501       3,582
   Total exchangeable preferred stock .................        33,723      30,589      66,546      25,198           -
   Total preferred stock with put redemption option ...             -           -       3,223       3,223       2,497
   Total common stock with put redemption option ......             -           -       1,972       1,972       1,972
   Total shareholders' equity .........................        75,369      82,369       1,300      15,819       1,597

(1) Shares of common stock issuable under stock options have not been included in the computation of earnings per share as their effect is antidilutive.
(2) EBITDA represents earnings before interest, income taxes, depreciation, amortization and extraordinary items. Packaged Ice has included EBITDA data (which are not measures of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of Packaged Ice's operating performance or as an alternative to cash flow as a measure of liquidity. EBITDA may not be comparable to similarly captioned items presented by other companies.
(3) Includes all cash and non-cash amounts incurred by Packaged Ice but does not include expenditures used to acquire traditional ice businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA," AND OUR CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO BEGINNING ON PAGE F-1, AND THE OTHER INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

GENERAL

         We view the manufacture and distribution of ice through traditional ice manufacturing and the Ice Factory as our predominant business segment. Our other business segment, non-ice, consists of refrigerated warehousing, bottled water and sales and leasing of ice production equipment. The majority of non-ice operations were acquired through acquisitions completed in 1998.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. Revenues increased $12.3 million, from $231.7 million for the year ended December 31, 1999 to $244.0 million for the year ended December 31, 2000. This increase in revenues consisted of $7.1 million by traditional ice manufacturing operations, $5.1 million due to the placement of additional Ice Factories and $0.1 million due to non-ice operations. The increase in traditional ice products was primarily due to new customer locations with national accounts, acquisitions completed in 1999, which had a full year of operating results in 2000 versus a partial year in 1999, and price increases, offset by abnormally cold and rainy weather during the fourth quarter of 2000.

         COST OF SALES. Cost of sales increased $10.5 million, from $139.4 million for the year ended December 31, 1999 to $149.9 million for the year ended December 31, 2000. This increase was primarily due to additional costs associated with the additional sales volume. The cost of sales as a percentage of revenues increased 1.2% from 60.2% to 61.4% due to increased expenses relating to health insurance, fuel and the use of operating leases associated with the Ice Factories.

         GROSS PROFIT. Gross profit increased $1.9 million, from $92.3 million for the year ended December 31, 1999, to $94.2 million for the year ended December 31, 2000. This increase resulted primarily from additional revenues from internal growth, Ice Factory installations and acquisitions completed in 1999, and additional expenses relating to those sales. As a percentage of revenues, gross profit from ice products decreased from 39.6% to 38.2%. The decrease in gross profit percentage was due to additional expenses relating to health insurance, fuel and the use of operating leases associated with the Ice Factories. Gross profit on non-ice operations increased from 40.6% to 42.3%, principally due to the impact from the sale of certain non-ice operations in 1999, which historically contained a lower gross profit margin.

         OPERATING EXPENSES. Operating expenses decreased $0.6 million, from $37.7 million for the year ended December 31, 1999, to $37.1 million for the year ended December 31, 2000. This decrease was primarily due to the consolidation of accounting and management functions. As a percentage of revenues, operating expenses decreased from 16.3% to 15.2%, primarily due to a decrease in overhead related expenses (infrastructure), and such expenses being spread over greater revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1.9 million, from $30.5 million for the year ended December 31, 1999, to $28.6 million for the year ended December 31, 2000. The decrease in depreciation and amortization was primarily due to the change in the useful life of the Ice Factories from seven to 12 years during 2000, offset by increased depreciation and amortization relating to additional capital expenditures and the effect of the 1999 acquisitions. As a percentage of revenues, depreciation and amortization decreased from 13.2% to 11.7%.

         INTEREST EXPENSE. Interest expense increased $2.1 million, from $30.4 million for the year ended December 31, 1999, to $32.5 million for the year ended December 31, 2000. This increase was a result of greater average borrowings outstanding during the year and a generally higher interest rate environment.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Revenues increased $51.8 million, from $179.9 million for the year ended December 31, 1998 to $231.7 million for the year ended December 31, 1999. Revenues increased $39.2 million as a result of revenue contributed by traditional ice companies, $4.5 million due to the placement of additional Ice Factories, and $8.1 million due to non-ice operations. The increase in traditional ice products and non-ice operations was primarily due to the significant number of acquisitions completed in 1998, which had a full year of operating results in 1999 versus a partial year in 1998.

         COST OF SALES. Cost of sales increased $31.1 million, from $108.3 million for the year ended December 31, 1998 to $139.4 million for the year ended December 31, 1999. This increase was primarily due to the full-year effect of the 1998 acquisitions. The cost of sales as a percentage of revenues remained constant at 60.2%.

         GROSS PROFIT. Gross profit increased $20.7 million, from $71.6 million for the year ended December 31, 1998, and to $92.3 million for the year ended December 31, 1999. This increase resulted primarily from the full year effect of our acquisitions completed in 1998, and our Ice Factory installations. As a percentage of revenues, gross profit from ice products decreased from 40.0% to 39.6%. This timing of our acquisitions of Reddy and Cassco was such that the gross profit margin we realized in 1998 was greater than would have been recognized had these companies been a part of us for the entire year. The result of this is a lower gross profit margin for ice products in 1999 than in 1998. Gross profit on non-ice operations increased from 34.7% to 40.6%, principally due to the impact of a higher gross profit margin in the acquired cold storage operations than in our historical gross profit margin in non-ice operations.

         OPERATING EXPENSES. Operating expenses increased $6.0 million, from $31.7 million for the year ended December 31, 1998, to $37.7 million for the year ended December 31, 1999. This increase was primarily due to acquisitions. As a percentage of revenues, operating expenses for ice products decreased from 17.6% to 16.3%. This decrease was primarily due to the smaller increase in overhead related expense (infrastructure) being spread over a greater increase in revenues from acquisitions and Ice Factory installations. Operating expenses as a percentage of revenues for non-ice operations decreased from 15.9% to 14.3%.

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


LIQUIDITY AND CAPITAL RESOURCES

         We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package, and store ice at a central facility and transport it to retail locations when needed, and through Ice Factories, which manufacture, package and store ice in retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to acquiring and installing additional Ice Factories and replacing and modernizing our other capital equipment and (e) acquisitions.

         We estimate our capital expenditures for 2001 to total approximately $16.5 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that capital expenditures will not exceed this estimate. In addition, we initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000. We plan to install in excess of 400 Ice Factories in 2001 and will continue to rely on operating lease programs available to us. We estimate that we will finance approximately $5.0 million of our Ice Factories installations with operating leases in 2001. There can be no assurance that we will be able to continue to find suitable lessors for this program. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core excess assets. In 2000, we realized proceeds of approximately $2.0 million as a result of dispositions of non-core assets. We are continuing to market certain non-core assets that we have determined to be disposable.

         During 2000, we acquired certain traditional ice companies at a cost of $8.0 million, which included approximately $4.2 million of prior acquisition obligations to purchase real estate upon which two of our ice plants are located. We financed these acquisitions primarily with amounts available under our Credit Facility.

         We estimate our loss in the first quarter of 2001 to be larger than what we experienced in the first quarters of 1999 and 2000. However, we believe that we will have adequate working capital to meet our debt service requirements and to satisfy working capital and general corporate needs. At December 31, 2000, we had a working capital surplus of approximately $1.1 million (surplus of $7.9 million exclusive of current maturities of long-term debt) and had approximately $1.0 million of cash and cash equivalents, and $5.3 million available under the revolving credit facility.

         Our business is highly seasonal. Although we have experienced a significant increase in positive cash flow from operations attributable to acquisitions, we have reported, and may in the future, report negative cash flows during the first and fourth quarters when the weather is generally cooler. We believe, however, that our overall treasury management of cash on hand and available borrowings under our Credit Facility will be adequate to meet debt service requirements, fund ongoing capital requirements, and satisfy working capital and general corporate needs.

         At December 31, 2000, we had approximately $325.5 million of long-term debt, net of current maturities, outstanding as follows:

         - $270 million of 9 3/4% senior notes due 2005;
         - $55.1 million outstanding under our credit facility; and
         - $0.4 million of other debt, net of debt discount.

         On April 30, 1998, we entered into an $80 million, five year senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a revolving working capital facility of $25 million (the "Working Capital Loan") and a revolving acquisition loan facility of $55 million (the "Acquisition Loan"). On November 28, 2000, we amended and restated the Credit Facility to increase the total facility to $88 million, consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan").

         Principal balances outstanding under the Credit Facility bear interest per annum, at our option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At December 31, 2000, the weighted average interest rate of borrowings outstanding under the Credit Facility was 9.68%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Real Estate Loan is payable in monthly installments of $0.417 million beginning January 1, 2001. Monthly principal payments of $0.25 million on the Equipment Loan begin July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         Covenants contained in the credit facility and the indenture governing the 9 3/4% senior notes require us to meet certain financial tests, and other restrictions limit our ability to pay dividends, borrow additional funds or to acquire or dispose of assets. All of our assets and the capital stock of all of our significant subsidiaries collateralize the Credit Facility. The 9 3/4% senior notes are generally unsecured obligations, and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and PARI PASSU to all of our senior indebtedness. The 9 3/4% senior notes are effectively subordinated to the Credit Facility.

         During 1999 and continuing into 2000, the pace of our acquisition activities slowed significantly and has subsequently ceased with the exception of very selective small tuck-in acquisitions. This has occurred generally due to the decline in the price of our common stock from the price at the time of our initial public offering in January 1999. Although we do not expect to commence acquiring traditional ice companies during 2001, we may continue to look at acquisition opportunities as they become available in certain circumstances.

         We may need to raise additional funds through public or private debt or equity financing to take advantage of opportunities that may become available to us, including acquisitions and more rapid expansion. The availability of such capital will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or capital expenditures to sustain our recent rate of growth.

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for us as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this new accounting standard will result in an after tax charge for the cumulative effect of an accounting change to net income of approximately $0 and an after tax debit to other comprehensive income of approximately $1.1 million in the first quarter of 2001.


UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

         Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders within the meaning of such terms under the Private Securities Litigation Reform Act of 1995, statements made in the course of presentations about our company, constitute "forward-looking statements." We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our company's actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

         - general economic trends and seasonality;

         - substantial leverage and ability to service debt;

         - availability of credit facilities and restrictive covenants under the credit facilities;

         - risks associated with acquisitions and failure to integrate acquired businesses;

         - availability of capital sources; and

         - competitive practices in the industry in which we compete.

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

RISK FACTORS

         OUR SUBSTANTIAL DEBT MAY PREVENT US FROM FUNDING CERTAIN ACTIVITIES, AND MAY DIMINISH OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY AND OUR INDUSTRY.

         We have financed much of our acquisition activities through the incurrence of debt, and consequently, we have substantial debt service requirements. At December 31, 2000, Packaged Ice's total indebtedness was over $332 million. Our high level of debt could have important consequences to us, including the following:

          - A substantial portion of our cash flow must be dedicated to paying interest and principal on our debt. This reduces the level of cash flow available to fund capital expenditures, acquisitions and working capital.
          - The indentures that govern the 9 3/4% senior notes and the credit agreement for our Credit Facility require us to meet financial tests. Additionally, there are other restrictions that limit our ability to pay dividends, borrow additional funds or to dispose of assets. These covenants and restrictions may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition activities.
          - Our high level of debt diminishes our ability to react to changes in general economic, industry and competitive conditions.

         If we are unable to generate enough cash flow to make debt service payments, we may be required to:

          - seek additional debt or equity financing, or renegotiate our existing debt arrangements on terms which may be less favorable;
          -    sell selected assets; or
          -    reduce or delay planned capital expenditures.

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

         THE RESULTS OF OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY WEATHER.

         Both cold or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers, the ultimate users of our products, demand ice for a variety of reasons, but many of them buy ice in connection with outdoor-related activities, both commercial and recreational. As a result, demand for ice increases in hotter, sunnier weather, and conversely, demand decreases in colder, wetter weather. During extended periods of extremely cold and rainy weather on a national basis, our revenues and resulting profits may substantially decline. In addition, extremely hot weather does not necessarily result in greater profits. During extended periods of extremely hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another, and in some cases, purchase ice from third party sources and transport to a specific market to meet this excess demand.

         THE MARKET VALUE OF OUR COMMON STOCK COULD BE FURTHER ADVERSELY AFFECTED IF WE CONTINUE TO REPORT OPERATING LOSSES.

         Since Packaged Ice was formed in 1990, we have reported substantial net losses. This has been primarily due to the following:

          - interest expenses primarily associated with our 9 3/4% senior notes and debt under our CredIt Facility;
          - substantial amortization of goodwill and other intangible assets associated with our acquisitions; and
          -    substantial depreciation of property, plant and equipment.

         As of December 31, 2000, we had an accumulated deficit of $44.9 million. We cannot guarantee that we will be profitable in the future.

         INCREASES IN THE PRICE OF CERTAIN RAW MATERIALS AND OTHER REQUIRED EXPENSES COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         Our business is sensitive to increases in the cost of polyethylene, which in turn increases the cost of our bags, and increases in the cost of fuel to operate the refrigerated trucks we use to deliver ice. If the prices for these resources should increase, we would experience increased costs that we may not be able to pass along to our customers. There can be no assurance that significant changes in plastic bags, water, fuel, insurance or other commodity prices would not have a material adverse effect on our business, results of operations and cash flow.

         OUR DEPENDENCE ON A SINGLE MANUFACTURER FOR THE PROPRIETARY-BAGGING DEVICE USED IN THE ICE FACTORY EXPOSES US TO A RISK OF NOT MEETING INSTALLATION COMMITMENTS TO CUSTOMERS.

         A Texas company manufactures our proprietary-bagging device used in the Ice Factory under an exclusive original equipment manufacturing agreement. This device is highly technical in nature, and there can be no assurance that we could quickly locate, or ever locate, alternative sources of supply for the bagging device if this company was unable to meet our requirements. A shortage of the bagging device could restrict our ability to grow by entering new markets through the installation of the Ice Factory.

         WE MAY BE EXPOSED TO SIGNIFICANT ENVIRONMENTAL LIABILITIES.

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

         WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

         The majority of our debt consists of $270 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require the repurchase which could also could also result in a default under other debt agreements, including our Credit Facility.

         ACCIDENTS INVOLVING OUR PRODUCTS AND EQUIPMENT COULD EXPOSE US TO CLAIMS FOR DAMAGES.

         We are subject to a risk of product liability claims and adverse publicity if a consumer is allegedly harmed while using our products or equipment. Any such claim may result in negative publicity, loss of revenues, or higher costs associated with litigation against Packaged Ice being named as a defendant in lawsuits asserting large claims.

         We currently carry product liability insurance that we believe is adequate to cover our losses in these situations. However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance does not pay for these losses, our results of operations and cash flow would decrease.

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

         WE NOW HAVE A COMPETITOR IN THE ICE FACTORY MARKET, WHICH COULD TAKE SOME OF OUR CUSTOMERS' BUSINESS.

          As the sole major company using an on-site ice production and delivery system, we had a distinct competitive advantage because the Ice Factory is preferred to traditional ice delivery by many of our high volume customers and the Ice Factory sector of our business gives us more flexibility during peak seasons than our competitors. In early 2000, however, a competitor announced it would have a similar machine by the fourth quarter of 2000 and has recently announced that it has begun testing this machine in certain of its markets. If our competitor is successful with the rollout of this system, it is possible that we may lose business we have gained and business we would gain as a result of the Ice Factory, which will result in decreased cash flows and results of operations.

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

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Acquisitions often result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 51.4% of our total assets and exceeded shareholders' equity by $166.7 million as of December 31, 2000. Generally accepted accounting principles require that goodwill and other intangible assets be amortized over the period benefited. We have determined that for the majority of these assets this period is to be no less than 40 years. If, however, we are required to amortize goodwill and other intangibles over a shorter period of time, our losses from operations will be greater.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         We are exposed to some market risk due to the floating interest rate under our Credit Facility. The Real Estate Loan is payable in monthly installments of $0.417 million beginning January 1, 2001. Monthly principal payments of $0.25 million on the Equipment Loan begin July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.
As of December 31, 2000, the Credit Facility had an outstanding principal balance of $61.7 million at an interest rate of 9.68% per annum. A 1.0% increase in interest rates could result in a $0.6 million annual increase in interest expense on the existing principal balance.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of December 31, 2000, we would have had to pay $1.7 million.

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

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or are incorporated by reference:

1.       Financial Statements

         As to financial statements and supplementary information, reference is made to "INDEPENDENT AUDITORS' REPORT" on Page F-1 of this Annual Report.

2.       Financial Statement Schedules

         None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

3.       Exhibits

EXHIBIT NO.                              DESCRIPTION
-----------     ----------------------------------------------------------------

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

     4.1        Certificate of Designation of Series C Preferred Stock. (Exhibit
                4.1)(4)

     4.2 Amended and Restated Certificate of Designation of 10% Exchangeable Preferred Stock. (Exhibit 4.12)(5)

     4.3 Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)

     4.4 Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of SV. (Exhibit 10.39)(2)

     4.5 Registration Rights Agreement by and between Packaged Ice and Silver Brands Partners, L.P. (formerly SV), dated February 3, 1999. (Exhibit 4.7)(8)

     4.6 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)

     4.7 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)

     4.8 Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3)(4)

     4.9 Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)

     4.10 Rights Agreement dated as of October 29, 1999, between the Company and American Stock Transfer & Trust Company as Rights Agent. (Exhibit 1)(10)

     10.1       Packaged Ice, Inc. 2000 Employee Stock Purchase Plan. (Exhibit
                10.2)(9)

     10.2       1994 Stock Option Plan, dated July 26, 1994. (Exhibit 10.10)(1)

     10.3 Form of Stock Option Plan Agreements issued under Stock Option Plan. (Exhibit 10.11)(1)

     10.4 Form of Indemnification Agreement entered into by Packaged Ice in favor of members of the Board of Directors. (Exhibit 10.31)(1)

     10.5 Development and Manufacturing Agreement by and between Lancer Corporation and Packaged Ice, dated April 13, 1993. (Exhibit 10.32)(1)

     10.6 License Agreement by and among Packaged Ice, Hoshizaki Electric Co., Ltd. and Hoshizaki America, Inc., dated May 28, 1993. (Exhibit 10.37)(1)

     10.7 Securities Purchase Agreements with Culligan Water Technologies, Inc. dated December 2, 1997. (Exhibit 10.1)(4)

     10.8+ The Amended and Restated Credit Agreement dated as of November 28, 2000 among the Financial Institutions named herein as the Lenders, Antares Capital Corporation as a Co-Agent and Bank of America, N.A. as a Co-Agent and the Administrative Agent and Packaged Ice, Inc. as Borrower.

     10.9+ First Amendment and Limited Waiver to Amended and Restated Credit Agreement dated February 28, 2001.

     10.10+     Subsidiary Guaranty dated as of November 28, 2000.

     10.11 Employment Agreement of James F. Stuart dated effective August 1, 1998. (Exhibit 10.29)(6)

     10.12 Employment Agreement of A. J. Lewis III dated effective August 1, 1998. (Exhibit 10.30)(6)

     10.13 Employment Agreement of Jimmy C. Weaver dated effective May 1, 1998. (Exhibit 10.31)(6)

     10.14      1998 Stock Option Plan, dated June 19, 1998. (Exhibit 10.34)(7)

     21.1+      List of subsidiaries.

     23.1+      Consent of Deloitte & Touche LLP.

----------
      +         Filed herewith.

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

     (8) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 30, 1999.

     (9) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 28, 2000.

     (10) Filed as an Exhibit to Form 8-A12G filed on behalf of Packaged Ice with the Commission on November 1, 1999.

(b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          PACKAGED ICE, INC.


March 30, 2001                            /s/ STEVEN J. JANUSEK
                                          --------------------------------------
                                          Steven J. Janusek
                                          Chief Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                        TITLE                        DATE
           ----                        -----                        ----


/s/  JAMES F. STUART          Chairman of the Board and        March 30, 2001
----------------------------  Chief Executive Officer
James F. Stuart


/s/  A. J. LEWIS III          Vice Chairman of the Board,      March 30, 2001
----------------------------  Secretary and Director
A. J. Lewis III


/s/  STEVEN P. ROSENBERG      Director                         March 30, 2001
----------------------------
Steven P. Rosenberg


/s/  RICHARD A. COONROD       Director                         March 30, 2001
----------------------------
Richard A. Coonrod


/s/  ROBERT G. MILLER         Director                         March 30, 2001
----------------------------
Robert G. Miller


/s/  DAVID J. LOSITO          Director                         March 30, 2001
----------------------------
David J. Losito

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Packaged Ice, Inc.:

         We have audited the accompanying consolidated balance sheets of Packaged Ice, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Houston, Texas
March 9, 2001

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             2000          1999
                                                                                          ----------    ----------
                                                                                              (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents ........................................................   $    1,027    $    3,619
     Accounts receivable, net .........................................................       23,454        19,002
     Inventories ......................................................................       10,351         8,079
     Prepaid expenses .................................................................        2,328         4,658
                                                                                          ----------    ----------
         Total current assets .........................................................       37,160        35,358
PROPERTY AND EQUIPMENT, net ...........................................................      191,404       184,311
GOODWILL AND OTHER INTANGIBLES, net ...................................................      242,041       242,421
OTHER ASSETS ..........................................................................           55           242
                                                                                          ----------    ----------
TOTAL .................................................................................   $  470,660    $  462,332
                                                                                          ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term obligations .........................................   $    6,748    $   13,126
     Accounts payable .................................................................       11,165         6,010
     Payable to affiliates ............................................................          548            89
     Accrued expenses .................................................................       17,585        20,985
                                                                                          ----------    ----------
         Total current liabilities ....................................................       36,046        40,210
LONG-TERM OBLIGATIONS .................................................................      325,522       309,164
COMMITMENTS AND CONTINGENCIES (Note 15) ...............................................            -             -
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 331,699 shares issued and outstanding at December 31,
         2000 and 300,861 shares issued and outstanding at
         December 31, 1999, liquidation preference of $100 per share ..................       33,723        30,589
SHAREHOLDERS' EQUITY:
     Preferred stock, Series C, $0.01 par value, 100 shares authorized and outstanding
         at December 31, 1999 .........................................................            -             -
     Common stock, $0.01 par value, 50,000,000 shares authorized; 19,692,315 shares
         issued at December 31, 2000, and 19,606,940 shares issued at December 31, 1999          197           196

     Additional paid-in capital .......................................................      121,554       124,487
     Less:  298,231 shares of treasury stock, at cost .................................       (1,491)       (1,491)
     Accumulated deficit ..............................................................      (44,891)      (40,823)
                                                                                          ----------    ----------
         Total shareholders' equity ...................................................       75,369        82,369
                                                                                          ----------    ----------
TOTAL .................................................................................   $  470,660    $  462,332
                                                                                          ==========    ==========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues ...................................................   $  244,044    $  231,723    $  179,861
Cost of sales ..............................................      149,889       139,386       108,276
                                                               ----------    ----------    ----------
Gross profit ...............................................       94,155        92,337        71,585
Operating expenses .........................................       37,139        37,738        31,741
Depreciation and amortization expense ......................       28,631        30,526        20,729
                                                               ----------    ----------    ----------
Income from operations .....................................       28,385        24,073        19,115
Other income, net ..........................................           17            21             4
Interest expense ...........................................      (32,470)      (30,409)      (24,705)
                                                               ----------    ----------    ----------
Loss before income taxes ...................................       (4,068)       (6,315)       (5,586)
Income taxes ...............................................            -             -             -
                                                               ----------    ----------    ----------
Loss before extraordinary item
     and preferred dividends ...............................       (4,068)       (6,315)       (5,586)
Extraordinary loss on refinancing ..........................            -             -       (17,387)
                                                               ----------    ----------    ----------
Net loss before preferred dividends ........................       (4,068)       (6,315)      (22,973)
Preferred dividends ........................................       (3,134)       (3,078)       (5,918)
                                                               ----------    ----------    ----------
Net loss attributable to common shareholders ...............   $   (7,202)   $   (9,393)   $  (28,891)
                                                               ==========    ==========    ==========

Net loss per share of common stock:
     Basic and diluted:
         Net loss before extraordinary item
              attributable to common shareholders ..........   $    (0.37)   $    (0.53)   $    (2.35)

         Extraordinary item ................................            -             -         (3.56)
                                                               ----------    ----------    ----------

         Net loss attributable to common shareholders ......   $    (0.37)   $    (0.53)   $    (5.91)
                                                               ==========    ==========    ==========


Basic and diluted weighted average common shares outstanding       19,340        17,565         4,886
                                                               ==========    ==========    ==========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   COMMON STOCK
                                               --------------------
                                               NUMBER OF     PAR      PAID-IN    TREASURY   ACCUMULATED
                                                SHARES      VALUE     CAPITAL     STOCK       DEFICIT      TOTAL
                                               ---------  ---------  ---------   ---------  -----------  ---------
                                                                          (IN THOUSANDS)
Balance at December 31, 1997 ................      4,016  $      40  $  28,805   $  (1,491)  $ (11,535)  $  15,819
Issuance of common stock ....................        910          9     10,596           -           -      10,605
Dividends accumulated on 10%
   exchangeable preferred stock .............          -          -     (2,546)          -           -      (2,546)
Dividends accumulated on 13%
   exchangeable preferred stock .............          -          -     (3,372)          -           -      (3,372)
Issuance costs on 13% exchangeable
   preferred stock ..........................          -          -       (804)          -           -        (804)
Warrants issued in connection with 13%
    exchangeable preferred stock ............          -          -      4,878           -           -       4,878
Amortization of warrants ....................          -          -       (307)          -           -        (307)
Net loss ....................................          -          -          -           -     (22,973)    (22,973)
                                               ---------  ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1998 ................      4,926         49     37,250      (1,491)    (34,508)      1,300
Issuance of common stock, net of issuance
    costs ...................................     10,750        108     82,671           -           -      82,779
Conversion of preferred and common
   stock with put redemption option .........        995         10      5,185           -           -       5,195
Conversion of warrants ......................      1,131         11         (9)          -           -           2
Common stock issued for redemption
   premium on 13% exchangeable
   preferred stock ..........................        482          5         (5)          -           -           -
Common stock issued in consideration
   for acquisitions .........................      1,304         13      6,945           -           -       6,958
Common stock issued in consideration
   for property additions ...................         19          -         99           -           -          99
Dividends accumulated on 10%
   exchangeable preferred stock .............          -          -     (2,844)          -           -      (2,844)
Dividends accumulated on 13%
   exchangeable preferred stock .............          -          -       (234)          -           -        (234)
Net fair value of warrants issued in
   connection with 13% exchangeable
   preferred stock ..........................          -          -     (4,571)          -           -      (4,571)
Net loss ....................................          -          -          -           -      (6,315)     (6,315)
                                               ---------  ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1999 ................     19,607        196    124,487      (1,491)    (40,823)     82,369
Issuance of common stock in connection
    with the 2000 Employee Stock
    Purchase Plan ...........................         67          1        202           -           -         203
Conversion of warrants ......................         18          -          -           -           -           -
Redemption of Series C preferred stock ......          -          -         (1)          -           -          (1)
Dividends accumulated on 10%
   exchangeable preferred stock .............          -          -     (3,134)          -           -      (3,134)
Net loss ....................................          -          -          -           -      (4,068)     (4,068)
                                               ---------  ---------  ---------   ---------   ---------   ---------
Balance at December 31, 2000 ................     19,692  $     197  $ 121,554   $  (1,491)  $ (44,891)  $  75,369
                                               =========  =========  =========   =========   =========   =========


                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                              2000         1999         1998
                                                                           ----------   ----------   ----------
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................................................  $   (4,068)  $   (6,315)  $  (22,973)
     Adjustments to reconcile net loss to net cash provided by operating activities (excluding working capital from acquisitions):
         Depreciation and amortization ..................................      28,631       30,526       20,729
         Amortization of debt discount, net .............................          40           40          120
         Gain from disposal of assets ...................................         (17)         (21)           -
         Extraordinary loss from refinancing ............................           -            -       17,387
         Change in assets and liabilities:
              Accounts receivable, inventory and prepaid expenses .......      (4,564)      (6,558)         407
              Accounts payable and accrued expenses .....................        (920)      (3,263)         650
                                                                           ----------   ----------   ----------
     Net cash provided by operating activities ..........................      19,102       14,409       16,320
                                                                           ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions ...................................     (23,165)     (30,314)     (22,830)
     Cost of acquisitions ...............................................      (7,993)     (11,284)    (294,814)
     Proceeds from sale of short-term cash investments ..................           -            -        4,544
     Increase in other noncurrent assets ................................        (177)         (26)      (1,688)
     Proceeds from disposition of property and equipment ................       1,967        4,496            -
                                                                           ----------   ----------   ----------
     Net cash used in investing activities ..............................     (29,368)     (37,128)    (314,788)
                                                                           ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock ...............         203       82,779       39,237
     Proceeds from conversion of warrants ...............................           -            2            -
     Repurchase of common and preferred stock ...........................          (1)     (43,607)           -
     Proceeds from debt issuance, net ...................................           -            -      259,765
     Borrowings from credit facility ....................................      61,782       52,845       90,550
     Repayment of credit facility .......................................     (54,054)     (68,845)     (23,050)
     Repayment of debt ..................................................        (256)        (263)     (75,494)
     Cost of refinancing ................................................           -            -       (3,938)
                                                                           ----------   ----------   ----------
     Net cash provided by financing activities ..........................       7,674       22,911      287,070
                                                                           ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................      (2,592)         192      (11,398)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................       3,619        3,427       14,825
                                                                           ----------   ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................  $    1,027   $    3,619   $    3,427
                                                                           ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest .........................................  $   32,714   $   30,712   $   14,672
                                                                           ==========   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Common stock issued in consideration for business acquisitions .....  $        -   $    6,958   $   10,565
                                                                           ==========   ==========   ==========
     Common stock issued in consideration for property additions ........  $        -   $       99   $        -
                                                                           ==========   ==========   ==========
     Common stock issued in exchange for preferred stock ................  $        -   $        5   $        -
                                                                           ==========   ==========   ==========
     Fair value of warrants issued in connection with preferred stock      $        -   $        -   $    4,878
                                                                           ==========   ==========   ==========
     Amortization of warrants issued in connection with
         preferred stock ................................................  $        -   $       43   $      307
                                                                           ==========   ==========   ==========
     Conversion of preferred stock, common stock with put redemption
         option and warrants to common stock ............................  $        -   $    5,204   $        -
                                                                           ==========   ==========   ==========
     Long-term debt incurred to purchase assets .........................  $        -   $      109   $        -
                                                                           ==========   ==========   ==========

                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") manufacture and distribute packaged ice products and bottled water, own and operate refrigerated warehouses and sell and lease ice production equipment. Packaged ice products are distributed by traditional delivery methods and stand-alone automated merchandising ice systems (the "Ice Factory") that produce, package, store and merchandise ice at the point of sale. At December 31, 2000, the Company served over 76,000 customer locations in 30 states and the District of Columbia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Packaged Ice, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

         ACCOUNTS RECEIVABLE. Accounts receivable are net of allowances for doubtful accounts of $0.5 million at December 31, 2000 and 1999. Bad debt expense for the three years in the period ended December 31, 2000 was $0.5 million, $0.4 million and $0.2 million, respectively.

         INVENTORIES. Inventories contain raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging material, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

         PROPERTY AND EQUIPMENT. Property and equipment is carried at cost and is being depreciated on a straight-line basis over an estimated life of 2.5 to 40 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

         On January 1, 2000, the Company changed the useful life of its Ice Factory equipment from seven to 12 years. If the Company had continued using a seven-year useful life, depreciation and amortization for the year ended December 31, 2000 would have been $31.5 million. Net loss attributable to common shareholders for the year ended December 31, 2000 would have been $10.1 million. Basic and diluted net loss per common share for the year ended December 31, 2000 would have been $0.52.

         GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles include the following that are amortized over their useful lives:

            INTANGIBLE ASSETS                                  USEFUL LIFE
----------------------------------------           ------------------------------------
Goodwill and other acquisition costs.............. Straight line method over 40 years
Trade names....................................... Straight line method over 40 years
Ice system patents................................ Straight line method over 17 years
Debt issue costs.................................. Interest method over the terms of the debt
Other intangibles ................................ Straight line method over the terms of the agreements

         LONG-LIVED ASSETS. The Company records impairment losses on long-lived assets, including goodwill, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

         INCOME TAXES. The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

         REVENUE RECOGNITION. Revenue is recognized when product (packaged ice, ice packaging bags, bottled water and ice equipment) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from cold storage and leased ice equipment is recognized as earned under contract terms.

         EARNINGS PER SHARE. The computation of loss per share is based on net loss, after deducting the dividend requirement of preferred stock ($3.1 million in 2000 and 1999 and $5.9 million in 1998), divided by the weighted average number of shares outstanding. Options to purchase 3,372,738 shares and warrants to purchase 450,944 shares of common stock issuable under stock options and warrants that are outstanding but exercisable at prices above the Company's average common stock price have not been included in the computation of earnings per share. For the years ended December 31, 2000, 1999 and 1998, there are 0.7 million, 0.73 million and 1.8 million shares, respectively, of anti-dilutive securities which are not included in the earnings per share calculation.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                 2000       1999       1998
                                                                               --------   --------   --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss per share of common stock:
     Basic and diluted weighted average common shares outstanding ...........    19,340     17,565      4,886
                                                                               ========   ========   ========
     Net loss before extraordinary item
         attributable to common shareholders ................................  $  (0.37)  $  (0.53)  $  (2.35)
                                                                               ========   ========   ========

     Basic and diluted net loss attributable to common shareholders..........  $  (0.37)  $  (0.53)  $  (5.91)
                                                                               ========   ========   ========


Net loss for basic and diluted computation:
     Net loss before extraordinary item and
         preferred dividends ................................................  $ (4,068)  $ (6,315)  $ (5,586)
     Extraordinary item .....................................................         -          -    (17,387)
     Preferred share dividends ..............................................    (3,134)    (3,078)    (5,918)
                                                                               --------   --------   --------
     Net loss attributable to common shareholders ...........................  $ (7,202)  $ (9,393)  $(28,891)
                                                                               ========   ========   ========

         CASH FLOWS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         FAIR VALUES OF FINANCIAL INSTRUMENTS. The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the affiliate amounts due to their related party nature. The fair values of the Company's credit facility are representative of their carrying values based upon the variable rate terms and management's opinion that the current rates offered to the Company with the same maturity and security structure are equivalent to that of the credit facility. See Note 8 regarding the fair value of the Company's 9 3/4% Senior Notes.

         INTEREST RATE SWAP AGREEMENTS. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements as an increase or decrease in interest expense. The Company does not use these instruments for trading purposes. Instead, it uses them to hedge the impact of interest rate fluctuations on floating rate debt. See Note 8 regarding the fair value of the Company's interest rate swap agreement.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         USE OF ESTIMATES. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NEW ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this new accounting standard will result in an after tax charge for the cumulative effect of an accounting change to net income of approximately $0 and an after tax debit to other comprehensive income of approximately $1.1 million in the first quarter of 2001.

         RECLASSIFICATION. Certain amounts from previous years have been reclassified to conform to the current presentation.

3.  ACQUISITIONS

         Since April 1997, the Company has completed 83 acquisitions for an aggregate cost of $389.0 million. Significant acquisitions have included the purchase of all of the outstanding stock of Reddy Ice Corporation from Suiza Foods Corporation for approximately $180.8 million in cash in April 1998 and the purchase of all of the outstanding stock of Cassco Ice & Cold Storage, Inc. from WLR Foods, Inc. for approximately $59 million in cash in July 1998. The Company's acquisition program has been financed almost exclusively through the incurrence of debt and the issuance of capital stock.

         The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair value, current assets of $26.1 million, property and equipment of $158.0 million, other assets of $0.6 million, current liabilities of $31.6 million and long-term debt, primarily paid at closings, of $13.3 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired, including acquisition costs, of approximately $249.2 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense for goodwill and other intangible assets resulting from the Company's acquisitions was $6.2 million, $6.0 million and $4.2 million for the three years ended December 31, 2000, 1999 and 1998, respectively.

         The operating results of the acquired companies have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents summaries of (i) the consolidated results of operations for the years ended December 31, 2000 and 1999 as if the 2000 acquisitions had occurred as of January 1, 1999 and (ii) the consolidated results of operations for the years ended December 31, 1999 and 1998, as if the 1999 acquisitions had occurred as of January 1, 1998.

                                                                          2000          1999
                                                                       -----------  -----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
2000 Acquisitions:
     Revenues......................................................... $   244,558  $   232,804
     Net income (loss) attributable to common shareholders............      (7,092)      (9,157)
     Basic earnings per share.........................................       (0.37)       (0.52)
     Diluted earnings per share.......................................       (0.37)       (0.52)

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                          1999          1998
                                                                       -----------  -----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNTS)
1999 Acquisitions:
     Revenues......................................................... $   238,114  $   193,484
     Net income (loss) attributable to common shareholders............      (9,304)     (27,236)
     Basic earnings per share.........................................       (0.51)       (4.40)
     Diluted earnings per share.......................................       (0.51)       (4.40)

4.  INVENTORIES

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          2000          1999
                                                                       -----------  -----------
                                                                            (IN THOUSANDS)
Raw materials and supplies............................................ $     8,885  $     7,041
Finished goods........................................................       1,466        1,038
                                                                       -----------  -----------
     Total............................................................ $    10,351  $     8,079
                                                                       ===========  ===========

5.  PROPERTY AND EQUIPMENT

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          2000          1999
                                                                       -----------  -----------
                                                                            (IN THOUSANDS)
Land.................................................................. $    17,545  $    18,826
Buildings.............................................................      62,045       52,088
Plant, equipment and machinery........................................     169,551      150,086
Construction in progress..............................................       2,567        3,773
                                                                       -----------  -----------
Total property and equipment..........................................     251,708      224,773
Less:  Accumulated depreciation.......................................      60,304       40,462
                                                                       -----------  -----------
     Total............................................................ $   191,404  $   184,311
                                                                       ===========  ===========

         Depreciation expense for the three years in the period ended December 31, 2000 was $20.1 million, $20.9 million and $14.1 million, respectively.

6.  GOODWILL AND OTHER INTANGIBLES

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          2000          1999
                                                                       -----------  -----------
                                                                            (IN THOUSANDS)
Goodwill and other acquisition costs.................................. $   216,845  $   216,452
Trade names...........................................................      27,500       27,500
Debt issue costs......................................................      12,798       10,330
Other intangibles.....................................................       7,205        2,185
                                                                       -----------  -----------
                                                                           264,348      256,467
Less:  Accumulated amortization.......................................      22,307       14,046
                                                                       -----------  -----------
     Total............................................................ $   242,041  $   242,421
                                                                       ===========  ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  ACCRUED EXPENSES

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          2000         1999
                                                                       -----------  -----------
                                                                            (IN THOUSANDS)
Accrued interest...................................................... $    11,082  $    11,366
Accrued compensation..................................................       3,106        4,668
Accrued taxes.........................................................       1,474        1,726
Other accruals........................................................       1,923        3,225
                                                                      ------------  -----------
     Total............................................................ $    17,585  $    20,985
                                                                       ===========  ===========

8.  LONG-TERM OBLIGATIONS

         On January 28, 1998, the Company completed a private offering of $145 million aggregate principal amount of its 9 3/4% Senior Notes. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the "Indenture"). The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company and PARI PASSU to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company's bank credit facility established in April 1998. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. Net proceeds from the sale of the 9 3/4% Senior Notes were used for (i) repurchase of $75 million of previously issued long-term debt; (ii) repayment of all outstanding obligations under the revolving credit facility; (iii) funding of acquisitions of traditional ice companies; and (iv) working capital and general corporate purposes.

         Simultaneously with the issuance of the 9 3/4% Senior Notes and in conjunction with the purchase and retirement of $75.0 million of long-term debt, the Company recorded an extraordinary charge of $17.4 million for such debt extinguishment relating to the write-off of the debt discount, associated redemption premiums and issuance costs.

         On April 30, 1998, the Company issued an additional $125 million of Tack-on-Notes. The Tack-on-Notes were issued pursuant to the Indenture and are identical in terms to the $145 million of 9 3/4% Senior Notes issued January 28, 1998. In connection with issuing the Tack-on-Notes, the Company obtained the consent of a majority of the holders of the original 9 3/4% Senior Notes to certain amendments to the Indenture. The Company paid consent fees aggregating $1.4 million to the 9 3/4% Senior Note Holders. The principal amendments to the Indenture allowed the issuance of the Tack-on-Notes and allowed the Company to enter into its bank credit facility. The Company's 9 3/4% Senior Notes, including the Tack-on-Notes, are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries. The net proceeds of the Tack-on-Notes were used to fund a portion of the cash consideration for the acquisition of Reddy Ice Corporation.

         In July 1998, the Company completed an offer to exchange the 9 3/4% Senior Notes, including the Tack-on-Notes with new debt registered under the Securities Act of 1933. The forms and terms of the new 9 3/4% Senior Notes are identical in all material respects to the forms and terms of the original 9 3/4% Senior Notes and the Tack-on-Notes, except for certain transfer restrictions and registration rights. At December 31, 2000, the fair value of the Senior Notes was $232 million, based on market quotations.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         On April 30, 1998, the Company entered into an $80 million, five year senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a revolving working capital facility of $25 million (the "Working Capital Loan") and a revolving acquisition loan facility of $55 million (the "Acquisition Loan"). On November 28, 2000, the Credit Facility was amended and restated to increase the total facility to $88 million, consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan"). Costs incurred to amend the Credit Facility during 2000 were paid through draws on the Revolving Loan. At December 31, 2000, the Company had $5.3 million of availability under the Credit Facility.

         Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At December 31, 2000, the weighted average interest rate of borrowings outstanding under the Credit Facility was 9.68%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Company pays a 0.375% fee monthly on the average availability under the Credit Facility. The Real Estate Loan is payable in monthly installments of $0.417 million beginning January 1, 2001. Monthly principal payments of $0.25 million on the Equipment Loan begin July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         On November 28, 2000, the Company entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, the Company will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, the Company will pay the difference plus 1%. If the Company had been required to settle the Collar Agreement as of December 31, 2000, the Company would have had to pay $1.7 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that its counterparty will fully perform its obligations under the Collar Agreement.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. At December 31, 2000, the Company was in compliance with these covenants.

         At December 31, 2000 and 1999, long-term obligations consisted of the following:

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          2000         1999
                                                                       -----------  -----------
                                                                            (IN THOUSANDS)
9 3/4% Senior Notes................................................... $   270,000  $   270,000
Unamortized debt discount on 9 3/4% Senior Notes......................        (163)        (203)
Revolving credit facility.............................................      61,697       51,500
Other.................................................................         736          993
                                                                       -----------  -----------
Total.................................................................     332,270      322,290
Less:  Current maturities.............................................      (6,748)     (13,126)
                                                                       -----------  -----------
     Long-term obligations, net....................................... $   325,522  $   309,164
                                                                       ===========  ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         As of December 31, 2000, principal maturities of long-term obligations for the next five years are as follows:

                                                                     (IN THOUSANDS)
2001.................................................................. $     6,748
2002..................................................................       8,153
2003..................................................................       8,031
2004..................................................................      39,202
2005..................................................................     270,046
And thereafter........................................................          90
                                                                       -----------
     Total............................................................ $   332,270
                                                                       ===========

         See Note 13 for information regarding subsidiary guarantors of long-term obligations.

9.  INCOME TAXES

         The Company incurred losses for each of the three years ended December 31, 2000, 1999 and 1998 for both financial reporting and tax return purposes. Due to the uncertainty of being able to utilize such losses to reduce future taxes, a valuation allowance has been provided to reduce to zero the net deferred tax assets resulting primarily from the loss carryforwards available.

         The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        2000         1999         1998
                                                                     -----------  -----------  -----------
                                                                                (IN THOUSANDS)
Federal income tax benefit at statutory rate.......................  $    (1,383) $    (2,147) $    (7,811)
State income taxes, net of federal income tax benefits.............         (134)        (208)        (659)
Increase in valuation allowance....................................          220          823        7,590
Non-deductible expenses and other..................................        1,297        1,532          880
                                                                     -----------  -----------  -----------
     Total provision for income taxes..............................  $         -  $         -  $         -
                                                                     ===========  ===========  ===========

         Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        2000         1999         1998
                                                                     -----------  -----------  -----------
                                                                                (IN THOUSANDS)
Deferred Tax Liability:
     Property and equipment........................................  $   (23,007) $   (12,351) $   (11,027)
                                                                     ===========  ===========  ===========

Deferred Tax Asset:
     Other assets..................................................  $     1,507  $       619  $       272
     Net operating loss carryforwards..............................       26,064       21,352       19,552
                                                                     -----------  -----------  -----------
         Total deferred tax assets.................................  $    27,571  $    21,971  $    19,824
                                                                     ===========  ===========  ===========

Net deferred tax assets............................................  $     4,564  $     9,620  $     8,797
Valuation allowance................................................       (4,564)      (9,620)      (8,797)
                                                                     -----------  -----------  -----------
     Total deferred taxes..........................................  $         -  $         -  $         -
                                                                     ===========  ===========  ===========

         At December 31, 2000, the Company had approximately $69 million of net operating loss carryforwards that expire between 2005 and 2020. There will be an annual limitation on the utilization of the outstanding net operating loss carryforwards due to an ownership change, as defined by Section 382 of Internal Revenue Code, as amended.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  CAPITAL STOCK

         PREFERRED STOCK. The Company's Board of Directors authorized 450,000 shares of $0.01 par value Series A convertible preferred stock ("Series A"), which were issued in a private placement offering during 1995.

         In conjunction with the private placement of the Series A convertible preferred stock, the Company also issued 700,000 shares of common stock, of which 420,000 shares contain a "put" option that provided the respective shareholders with the ability to require the Company to repurchase the common shares under certain circumstances.

         During January 1997, the Company's Board of Directors authorized and the shareholders approved the designation of 200,000 shares of $0.01 par value Series B convertible preferred stock ("Series B"). The Company issued 124,831 Series B shares in full satisfaction of 10% convertible demand notes. The Series A and Series B shares were also subject to the same put redemption option described above for the 420,000 common shares.

         In connection with the Company's offering of common stock on February 3, 1999, as discussed below, the holders of Series A and Series B exercised their convertibility rights and received 450,000 and 124,831 common shares, respectively, and the put redemption feature on the 420,000 common shares referred to above was satisfied.

         The Company's Board of Directors has authorized the designation of 500,000 shares of $0.01 par value 10% exchangeable preferred stock, and 100 shares of $0.01 par value Series C preferred stock. Holders of the 10% exchangeable preferred stock are entitled to receive dividends equal to 10% of the liquidation preference of $100 per share, and all dividends are fully cumulative. Dividends may be paid in cash or in kind by issuing a number of additional shares of the 10% exchangeable preferred stock. If dividends are paid in kind, the Company shall also issue to holders of the 10% exchangeable preferred stock, additional warrants to purchase common stock at an exercise price of $13.00 per share. Holders of the 10% exchangeable preferred stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. The Company may redeem the 10% exchangeable preferred stock at any time subject to contractual and other restrictions. The Company is obligated to redeem the 10% exchangeable preferred stock for cash on April 15, 2005.

         On December 2, 1997, the Company entered into a securities purchase agreement with Culligan Water Technologies, Inc. and an existing shareholder pursuant to which the Company issued 250,000 shares of the 10% exchangeable preferred stock, 100 shares of Series C preferred stock and warrants, with an exercise price of $13.00 per share, to purchase 1,923,077 shares of the Company's common stock, in exchange for an aggregate purchase price of $25.0 million less issuance cost of $856,017. The warrants are valid until the earlier to occur of (a) April 15, 2005 or (b) the first anniversary of the last day of the first period of 20 consecutive days following a qualifying initial public offering, as defined in the securities purchase agreement, during which there is a closing price on each such trading day and the closing price on each such trading day equals or exceeds the threshold price, as defined. On March 1, 2000, the Company exercised its right to redeem its $0.01 par value Series C preferred stock. The 100 outstanding shares were redeemed for $10 per share.

         On April 30, 1998, the Company entered into a securities purchase agreement with Ares Leveraged Investment Fund, L.P. ("Ares") and SV Capital Partners, L.P. ("SV") to acquire 400,000 shares of the Company's 13% exchangeable preferred stock at $100 per share for an aggregate amount of $40 million. In connection with the securities purchase agreement, Ares and SV entered into warrant agreements granting warrants to purchase an aggregate of 975,752 shares of the Company's common stock with an exercise price of $0.01 per share. Dividends shall be fully cumulative and payable quarterly in

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

cash, except that during the first five years after issuance, dividends may be payable in kind by issuing additional shares of 13% exchangeable preferred stock.

         In July 1998, the Company completed an offer to exchange the 13% exchangeable preferred stock with new 13% exchangeable preferred stock registered under the Securities Act of 1933, as amended. The form and terms of the registered stock were identical in all material respects, except for certain transfer restrictions and registration rights.

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

         During 2000, 1999 and 1998, the Company paid no cash dividends on the 10% exchangeable preferred stock or the 13% exchangeable preferred stock, electing to pay in kind dividends on the respective dividend dates. Payments for the years ended December 31, 2000 and 1999 totaled 30,838 and 27,971 shares of 10% exchangeable preferred stock, respectively, and warrants to purchase 237,217 and 215,163 shares of common stock, respectively, at $13 per share. Payments for the year ended December 31, 1998 totaled 23,525 shares of 13% exchangeable preferred stock, 22,890 shares of 10% exchangeable preferred stock and 176,074 warrants to purchase common stock at $13 per share.

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

         On February 3, 1999, the Company completed an initial public offering of 10,750,000 shares of common stock, par value $0.01 per share. The net proceeds from the sale were approximately $85 million before deducting estimated expenses related to the offering of approximately $1.9 million. The use of proceeds was approximately $43.6 million to repurchase the Company's 13% exchangeable preferred stock, which included approximately $1.3 million of accrued but unpaid dividends, and approximately $39.5 million to pay amounts outstanding under the Company's Credit Facility. The redemption premium on the 13% exchangeable preferred stock of approximately $3.8 million was paid with 481,887 shares of common stock at $7.91 per share.

11.  RELATED PARTIES

         In connection with certain acquisitions, some former owners have become shareholders of the Company. Some of these shareholders have leased real estate or facilities to the Company as part of the acquisition transaction. Expenses related to these leases were $0.4 million per year in 2000, 1999 and 1998. (See
Note 15)

         Certain affiliates of the Company's shareholders sell equipment and inventory to the Company. Total expenditures incurred related to these entities were $6.3 million in 2000, $6.9 million in 1999 and $4.7 million in 1998. At December 31, 2000 and 1999, accrued liabilities to these entities totaled $0.5 million and $0.1 million, respectively.

         Law firms associated with certain Company shareholders provided services totaling $0.9 million in 2000, $1.2 million in 1999 and $1.7 million in 1998.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         A shareholder of the Company is the owner of the insurance agency that acts on behalf of the Company in connection with the Company's group health and life insurance, benefit plans and key-man life insurance.

         Another shareholder provided investment banking services to the Company in connection with the Company's acquisition of Reddy Ice Corporation in 1998. This shareholder received an investment banking fee from the investment banking firm for such services.

12.  EMPLOYEE BENEFIT PLANS

         401(K) PLAN. The Company has established a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $514,268 in 2000, $498,092 in 1999, and $290,592 in 1998.

         1994 STOCK OPTION PLAN. During 1994, the shareholders approved the Packaged Ice, Inc. 1994 Stock Option Plan that reserved for issuance 400,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options to employees, outside directors and consultants and advisors to the Company or any of its subsidiaries. The plan provides for the underlying shares that are no longer subject to purchase pursuant to an option previously granted to be reoptioned. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, vest in equal annual installments over five years and expire 10 years from the date of grant. All outstanding options became fully vested at the date of the Company's initial public offering.

         The following table indicates share and exercise price information with respect to the 1994 Stock Option Plan for the three years ended December 31, 2000, 1999 and 1998:

                                           2000                  1999                  1998
                                   --------------------  --------------------  --------------------
                                               WEIGHTED              WEIGHTED             WEIGHTED
                                                AVERAGE               AVERAGE              AVERAGE
                                               EXERCISE              EXERCISE             EXERCISE
                                     SHARES      PRICE     SHARES      PRICE    SHARES      PRICE

Outstanding at beginning of year .   385,700   $  11.01   391,200   $  11.01   256,000   $   9.16
Granted ..........................         -       0.00         -       0.00   154,700      13.67
Exercised ........................         -       0.00         -       0.00    (6,300)      6.37
Forfeited ........................   (50,500)      9.56    (5,500)     10.91   (13,200)      8.48
                                    --------   --------  --------   --------  --------   --------
Outstanding at end of year .......   335,200   $  10.51   385,700   $  11.01   391,200   $  11.01
                                    ========   ========  ========   ========  ========   ========

Weighted average fair value of
   options granted during the year             $   0.00             $   0.00             $   3.92
                                               ========             ========             ========

         Options outstanding at December 31, 2000 consisted of the following:

                                         WEIGHTED         WEIGHTED
          RANGE OF                        AVERAGE         AVERAGE
      EXERCISE PRICES     NUMBER OF    EXERCISE PRICE     REMAINING
          PER SHARE        OPTIONS       PER SHARE     CONTRACTUAL LIFE
      ------------------------------------------------------------------
        $6.22-$7.50         76,000        $ 6.99          5.8 years
           $10.00          146,500        $10.00          6.9 years
       $13.00-$15.00       112,700        $13.54          7.4 years

         All options outstanding under the 1994 Stock Option Plan were exercisable as of December 31, 2000.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         1998 STOCK OPTION PLAN. During 1998, the shareholders approved the Packaged Ice, Inc. 1998 Stock Option Plan that reserved for issuance 1,000,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock and stock bonuses to officers, employees, outside directors and consultants and advisors to the Company or any of its subsidiaries at the discretion of the Compensation Committee of the Board of Directors. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, become exercisable in annual increments for up to five years commencing one year after the date of grant and expire not more than 10 years from the date of grant.

         The following table indicates share and exercise price information with respect to the 1998 Stock Option Plan for the three years three years ended December 31, 2000, 1999 and 1998:

                                         2000                 1999                 1998
                                 --------------------  -------------------  -------------------
                                             WEIGHTED             WEIGHTED            WEIGHTED
                                              AVERAGE              AVERAGE             AVERAGE
                                             EXERCISE             EXERCISE            EXERCISE
                                   SHARES      PRICE    SHARES      PRICE   SHARES      PRICE

Outstanding at beginning of year   415,289   $  11.94   243,070   $  15.00         -   $   0.00
Granted ........................   480,800       4.13   184,682       8.01   244,220      15.00
Exercised ......................         -       0.00         -       0.00         -       0.00
Forfeited ......................   (59,138)     11.97   (12,463)     13.33    (1,150)     15.00
                                  --------   --------  --------   --------  --------   --------

Outstanding at end of year .....   836,951   $   7.45   415,289   $  11.94   243,070   $  15.00
                                  ========   ========  ========   ========  ========   ========

Weighted average fair value of
options granted during the year              $   2.28             $   4.59             $   6.23
                                             ========             ========             ========


         Options outstanding at December 31, 2000 consisted of the following:

                                                                             EXERCISABLE OPTIONS
                                                                             -------------------
                                         WEIGHTED-          WEIGHTED-                      WEIGHTED-
          RANGE OF                       AVERAGE            AVERAGE                         AVERAGE
      EXERCISE PRICES    NUMBER OF    EXERCISE PRICE        REMAINING      NUMBER OF     EXERCISE PRICE
         PER SHARE        OPTIONS       PER SHARE        CONTRACTUAL LIFE   OPTIONS        PER SHARE
      -------------------------------------------------------------------------------------------------
          $ 4.13          480,800         $ 4.13            9.2 years            -               -
          $ 8.00          155,719           8.00            8.2 years       31,144          $ 8.00
          $15.00          200,432          15.00            7.5 years       80,173           15.00

         The Company's reported net loss and loss per share would have been increased had compensation cost for the company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation". For purposes of estimating the fair value disclosure below, the fair value of each stock option has been estimated on the grant date using the "minimum value" method for option-pricing during the year ended December 31, 1998, as there was no public market for the Company's common stock. The "Black-Scholes" method was used during the years ended December 31, 2000 and 1999. Calculations used the following weighted average assumptions:

                                                                         2000        1999          1998
                                                                      ----------  -----------  -----------
         Dividend yield...........................................        0.00%      0.00%          0.00%
         Volatility...............................................       58.35%      82.10%         0.00%
         Risk free interest rate..................................        6.03%      5.63%          5.51%
         Expected lives...........................................      10 years    10 years      10 years

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The effects of using the fair value method of accounting on net loss and loss per share are indicated in the pro forma amounts below:

                                                  2000         1999         1998
                                               ----------   ----------   ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Loss Attributable to Common Shareholders:
     As reported ............................  $   (7,202)  $   (9,393)  $  (28,891)
     Pro forma ..............................      (7,784)      (9,916)     (30,282)

Basic and Diluted Earnings Per Share:
     As reported ............................  $    (0.37)  $    (0.53)  $    (5.91)
     Pro forma ..............................       (0.40)       (0.56)       (6.20)

         2000 EMPLOYEE STOCK PURCHASE PLAN. In January 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to be a tax qualified plan under Section 423 of the Internal Revenue Code, as amended, and offers employees of the Company the right to purchase shares of the Company's common stock each quarter. The purchase price will be the lesser of 85% of the closing market price on the first or last trading day of each quarter. The Company reserved 250,000 shares of common stock for issuance under the ESPP. During 2000, the Company issued 66,936 shares at an average price of $3.02 per share.

13.  SUBSIDIARY GUARANTORS

         The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, ON a senior subordinated basis by all of the Company's current and future, direct and indirect subsidiaries (the "Subsidiary Guarantors"). The following table sets forth the "summarized financial information" of the Subsidiary Guarantors. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                                DECEMBER 31,
                                                          ------------------------
                                                             2000         1999
                                                          -----------  -----------
                                                               (IN THOUSANDS)
Balance Sheet Data:
     Current assets...................................... $    35,908  $    31,484
     Property and equipment..............................     191,047      184,306
     Total assets........................................     460,617      450,468
     Current liabilities.................................      16,743       15,257
     Long-term debt......................................         488          742
     Total shareholders' equity..........................      (6,558)      (6,480)

                                                    YEAR ENDED DECEMBER 31,
                                                2000         1999         1998
                                             -----------  -----------  -----------
                                                        (IN THOUSANDS)
Operating Data:
     Net revenues..........................  $   244,044  $   231,723  $   177,491
     Gross profit..........................       94,155       92,337       74,193
     Net loss..............................          (78)        (521)      (2,493)

14.  SEGMENT INFORMATION

         The Company has two reportable segments: (1) ice products and (2) non-ice operations. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice operations include refrigerated warehouses,

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

manufacturing and distribution of bottled water and sale and leasing of ice production equipment. The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and does not allocate assets by segments. Inter-segment sales are accounted for at current market prices. During the year ended December 31, 2000, there were no intersegment sales. Segment information for the years ended December 31, 2000, 1999 and 1998 is as follows:

For the Year Ended December 31, 2000:

                                                            ICE        NON-ICE    ELIMINATION     TOTAL
                                                       -----------   -----------  -----------  -----------
                                                                          (IN THOUSANDS)
Revenues.............................................. $   224,034   $    20,010  $         -  $   244,044
Cost of sales.........................................     138,341        11,548            -      149,889
                                                       -----------   -----------  -----------  -----------
Gross profit..........................................      85,693         8,462            -       94,155
Operating expenses....................................      33,376         3,763            -       37,139
Other income..........................................          17             -            -           17
                                                       -----------   -----------  -----------  -----------
EBITDA                                                 $     52,334  $     4,699  $         -  $    57,033
                                                       ============  ===========  ===========  ===========

For the Year Ended December 31, 1999:

                                                            ICE        NON-ICE    ELIMINATION     TOTAL
                                                       -----------   -----------  -----------  -----------
                                                                          (IN THOUSANDS)
Revenues.............................................. $   211,763   $    21,230  $    (1,270) $   231,723
Cost of sales.........................................     127,848        12,610       (1,072)     139,386
                                                       -----------   -----------  -----------  -----------
Gross profit..........................................      83,915         8,620         (198)      92,337
Operating expenses....................................      34,707         3,031            -       37,738
Other income..........................................          21             -            -           21
                                                       -----------   -----------  -----------  -----------
     EBITDA........................................... $    49,229   $     5,589  $      (198) $    54,620
                                                       ===========   ===========  ===========  ===========

For the Year Ended December 31, 1998:

                                                           ICE         NON-ICE    ELIMINATION     TOTAL
                                                       -----------   -----------  -----------  -----------
                                                                          (IN THOUSANDS)
Revenues.............................................. $   168,074   $    13,115  $    (1,328) $   179,861
Cost of sales.........................................     100,765         8,561       (1,050)     108,276
                                                       -----------   -----------  -----------  -----------
Gross profit..........................................      67,309         4,554         (278)      71,585
Operating expenses....................................      29,662         2,079            -       31,741
Other income..........................................           4             -            -            4
                                                       -----------   -----------  -----------  -----------
     EBITDA........................................... $    37,651   $     2,475  $      (278) $    39,848
                                                       ===========   ===========  ===========  ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         A reconciliation of EBITDA to net loss before extraordinary item and preferred dividends for the three years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        2000         1999         1998
                                                                     -----------  -----------  -----------
                                                                                (IN THOUSANDS)
EBITDA.............................................................  $    57,033  $    54,620  $    39,848
Depreciation and amortization......................................      (28,631)     (30,526)     (20,729)
Interest expense...................................................      (32,470)     (30,409)     (24,705)
Income taxes.......................................................            -            -            -
                                                                     -----------  -----------  -----------
     Net loss before extraordinary item and preferred dividends...   $   (4,068)  $    (6,315) $    (5,586)
                                                                     ==========   ===========  ===========

15.  COMMITMENTS AND CONTINGENCIES

         The Company has an agreement to purchase the bagging component of the Ice Factory from a shareholder until a minimum of 3,600 components is purchased. Since inception of this agreement, the Company has purchased approximately 2,800 components.

         The Company entered into employment contracts with certain executive officers, key employees, and former employees of acquired companies with terms of one to five years. As of December 31, 2000, the aggregate annual commitment under these agreements is approximately $0.7 million in 2001 and $0.2 million in 2002.

         The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 2000 were approximately $8.6 million in 2001, $8.1 million in 2002, $7.3 million in 2003, $5.2 million in 2004, $4.1 in 2005 and $8.4 million thereafter. Rent expense was $8.1 million, $5.0 million and $3.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer in which the Company committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. The final twelve-month period ends May 31, 2004. During 2000, the Company and manufacturer agreed to combine the first and second years for purposes of determining whether the purchase requirement will be met. As of December 31, 2000, the Company had purchased 5,543 merchandisers and $1.4 million of parts during 2000 and 1999 for the two year period ending May 31, 2001.

16.  SUBSEQUENT EVENTS

         On January 11, 2001, the Company issued 34,138 shares in connection with the Employee Stock Purchase Plan at a price of $1.28 per share.

         On January 24, 2001, the Company granted options under the 1998 Stock Option Plan to certain employees to purchase 147,500 shares of common stock at an exercise price of $2.00 per share.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  QUARTERLY INFORMATION (UNAUDITED)

         The following table summarizes the unaudited quarterly information for the years ended December 31, 2000 and 1999. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

2000                                           1ST          2ND          3RD          4TH         YEAR
----                                      -----------  -----------   -----------  -----------  -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................  $    35,512  $    76,213   $    89,712  $    42,607  $   244,044
Gross profit............................        9,596       32,189        41,221       11,149       94,155
Net income (loss) attributable to
   common shareholders..................      (14,333)       5,729        15,278      (13,876)      (7,202)
Earnings per Share:
   Basic................................        (0.74)        0.30          0.79        (0.72)       (0.37)
   Diluted..............................        (0.74)        0.29          0.76        (0.72)       (0.37)

1999                                           1ST          2ND          3RD          4TH         YEAR
----                                      -----------  -----------   -----------  -----------  -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................  $    31,421  $    67,246   $    87,400  $    45,656  $   231,723
Gross profit............................        9,325       28,937        38,692       15,383       92,337
Net income (loss) attributable to
   common shareholders..................      (14,286)       3,687        12,342      (11,136)      (9,393)
Earnings per share:
   Basic................................        (1.03)        0.20          0.65        (0.58)       (0.53)
   Diluted..............................        (1.03)        0.20          0.63        (0.58)       (0.53)

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