Form 10-K/A
period 2000-12-31
PACKAGED ICE INC
filed 2001-04-30
CIK 917731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                  AMENDMENT NO. 1

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period ___ to ___

                        Commission File Number 001-14395

                             ----------------------

                               PACKAGED ICE, INC.
              (Exact name of registrant as specified in its charter)

                     TEXAS                             76-0316492
         (State or Other Jurisdiction of             (IRS Employer
         Incorporation or Organization)          Identification Number)

                              3535 TRAVIS STREET, SUITE 170
                                  DALLAS, TEXAS 75204
                (Address of Principal Executive Offices) (Zip Code)

                                     (214) 526-6740
                  (Issuer's telephone number, including area code)

                             ----------------------

              Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, par value $0.01 per share
              Securities registered pursuant to Section 12(g) of the Act:
                               Preferred Share Purchase Rights

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                   ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and none will be contained, to the best of the Registrant's knowledge, in any amendment to the Form 10-K filed by the Registrant for the fiscal year ended December 31, 2000. [ ]

         At April 23, 2001, the registrant had outstanding 19,492,550 shares of par value $.01 common stock. The aggregate value on such date of the voting stock of the registrant held by non-affiliates was an estimated
$28 million.

         The Registrant hereby amends the Form 10-K filed by the Registrant for the fiscal year ended December 31, 2000 to incorporate the information required by Part III of Form 10-K.

================================================================================

                                 TABLE OF CONTENTS

                                                                                   PAGE
PART III ............................................................................ 2
Item 10.  Directors and Executive Officers of the Registrant......................... 2
Item 11.  Executive Compensation..................................................... 4
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............10
Item 13.  Certain Relationships and Related Transactions.............................11


                                   PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information as of April 23, 2001 regarding Packaged Ice's directors and executive officers. Each of the officers has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any of the officers and any other person pursuant to which they were or are to be selected as an officer.


NAME                    AGE  POSITION
----                    ---  --------
William P. Brick....... 50   Director and Chief Executive Officer
A. J. Lewis III........ 45   Director and Chairman of the Board
Steven P. Rosenberg.... 42   Director and Vice Chairman of the Board
Jimmy C. Weaver........ 47   President and Chief Operating Officer
Steven J. Janusek...... 29   Executive Vice President and Chief Financial Officer (Principal
                             Accounting and Financial Officer)
Graham D. Davis........ 46   Executive Vice President - Operations
Ben Key................ 46   Senior Vice President - Sales and Marketing
Neil D. Showalter...... 43   Senior Vice President - Mid-Atlantic Operations
Leonard A. Bedell...... 56   Senior Vice President - Special Projects
Mark A. Steffek........ 32   Vice President - Finance and Treasurer
Richard A. Coonrod..... 70   Director
Robert G. Miller....... 50   Director
David J. Losito........ 43   Director


         WILLIAM P. BRICK, age 50, became Chief Executive Officer of Packaged Ice in April 2001. Prior to joining Packaged Ice, Mr. Brick was employed by Suiza Foods Corporation, where he served as Executive Vice President from July 1996 to October 1996, and as Chief Operating Officer of Dairy Operations from October 1996 until January 2000. Before joining Suiza, Mr. Brick was the Vice President - Sales and Marketing for the Metropoulos Management Group from February 1996 until June 1996. From 1995 until January 1996, he served as Vice President - Sales and Marketing for Ultra Products. In addition, from 1991 until December 1994, Mr. Brick held various positions with the Morningstar Group, Inc., including Vice President of Sales, and he served in several capacities for Palm Diaries Inc. in Calgary, Alberta, from 1988 until 1991.

         A.J. LEWIS III, age 45, Chairman of the Board of Directors of Packaged Ice, served as President and Secretary from January 1997 until February 2001, and Vice Chairman of the Board from February 2001 until April 2001. Mr. Lewis has been a shareholder and a director of Packaged Ice since 1991. Mr. Lewis acquired Mission Party Ice, Inc. in 1988 and was its president and the sole director until Packaged Ice purchased it in April
1997. He founded Southwest Texas Packaged Ice, Inc. in 1991 and was its president and a director from inception until its acquisition by Packaged Ice in April 1997. Since 1989, Mr. Lewis has been a director and president of Southwest Texas Equipment Distributors, Inc., which is a distributor of Hoshizaki ice equipment. See "Certain Relationships and Related Transactions."

         STEVEN P. ROSENBERG, age 42, became Vice Chairman of Packaged Ice in April 2001. Mr. Rosenberg is a private investor. He has been a shareholder and director of Packaged Ice since 1991, and is a member of the Special Committee. Mr. Rosenberg is Chief Executive Officer of Fuel Rewards, Inc. From 1992 to February 1997, Mr. Rosenberg was President of Arrow Industries, now a wholly owned subsidiary of ConAgra.

         JIMMY C. WEAVER, age 47, became President and Chief Operating Officer of Packaged Ice on February 1, 2001. From April 30, 1998 until February 1, 2001, he served as Executive Vice President and Chief Operating Officer of Packaged Ice. Mr. Weaver joined Reddy Ice Corporation in September 1996 and was President of Reddy Ice Corporation prior to its acquisition. From May 1993 until August 1996, Mr. Weaver was Vice President of Sales and Marketing of Booth/Crystal Tips, a manufacturing division of Scotsman Industries based in Dallas, Texas, that produces and sells ice making equipment.

         STEVEN J. JANUSEK, age 29, became Packaged Ice's Chief Financial Officer in October 2000. Mr. Janusek served as Chief Financial Officer and Treasurer from October 2000 until March 2001, as Treasurer from February 2000 until October 2000, and as Corporate Controller from January 1998 until October 2000. Mr. Janusek joined Southwestern Ice, Inc. in July 1994 and from January 1996 served as the Corporate Controller of Southwestern until its merger with Packaged Ice in April 1997. Mr. Janusek briefly resigned his position as Chief Financial Officer in March 2001 to pursue another opportunity, but returned to Packaged Ice as Chief Financial Officer in April 2001.

         GRAHAM D. DAVIS, age 46, is Packaged Ice's Executive Vice President
- Operations. From April 1998 until March 30, 2001, he was Packaged Ice's Senior Vice President - Western Operations. Mr. Davis joined Reddy in 1977 as Controller. For the five years prior to joining Packaged Ice, Mr. Davis was Executive Vice President of Operations of Reddy.

         BEN D. KEY, age 46, became Packaged Ice's Senior Vice President - Sales and Marketing in April 2001. From April 1998 until April 29, 2001, he served Packaged Ice as Vice President - Sales and Marketing. Mr. Key joined Reddy Ice in June 1997 and served in the same position prior to its acquisition. Prior to joining Reddy Ice, Mr. Key was engaged in government service and political consulting for twenty years.

         NEIL D. SHOWALTER, age 43, became Packaged Ice's Vice President - Mid-Atlantic Operations in August 1998. Mr. Showalter joined Cassco Ice & Cold Storage, Inc., a division of WLR Foods, Inc., in 1989, and became President of that division in 1996. In November 1997, he was designated Vice President of Finance for WLR, and became its Chief Financial Officer in June 1998. Before joining Cassco, Mr. Showalter served as a CPA for McGladrey & Pullen, a public accounting firm, from 1979 to 1989.

         LEONARD A. BEDELL, age 56, is Packaged Ice's Senior Vice President - Special Projects. From January 1998 until March 30, 2001, he served as Senior Vice President -- Central Operations. From March 1995 until December 1997, Mr. Bedell was a management consultant specializing in operations and profitability improvement and merger and acquisition projects for businesses engaged in the distribution, delivery, equipment rental and event production industries. From January 1992 until March 1995, Mr. Bedell was Executive Vice President, Chief Financial Officer and a member of the Board of Directors of Tidel Technologies, Inc. Mr. Bedell is a CPA who initiated his career with Arthur Andersen LLP.

         MARK A. STEFFEK, age 32, became Packaged Ice's Vice President - Finance and Treasurer in April 2001. Mr. Steffek is a CPA and from September 1991 until he joined Packaged Ice in September 2000 as its Director of Finance Reporting and Assistant Treasurer, he served as an auditor with Deloitte & Touche LLP.

         RICHARD A. COONROD, age 70, has been a director since 1995 and is a member of the Compensation, Audit, and Corporate Governance and Nominating Committees of the Board of Directors. Mr. Coonrod was designated to be elected as a director by The Food Fund Limited Partnership, a Minneapolis-based limited partnership specializing in food-related investments and a shareholder of Packaged Ice. Mr. Coonrod has been a general partner of The Food Fund Limited Partnership since 1989 and has been President of Coonrod Agriproduction Corporation, a food and agribusiness consulting and investment firm, since 1985. Mr. Coonrod was a director of Orange-Co, Inc. from 1987 until 1988, and was a director of Michael Foods, Inc., from 1994 until April 2001.

         ROBERT G. MILLER, age 50, has been a director of Packaged Ice since April 1997 and is a member of the Compensation, Audit, and Corporate Governance and Nominating Committees. Mr. Miller is a private investor and was Chairman of the Board of Directors of Southwestern Ice, Inc., from February 1992 until its acquisition by Packaged Ice. From 1980 to 1992, Mr. Miller was President and Chief Executive Officer of Glacier Water, Inc., a publicly traded water vending company.

         DAVID J. LOSITO, age 43, has been a director of Packaged Ice since June 1999 and is a member of the Compensation and Audit Committees. Mr. Losito is a Managing Director in the Corporate Finance Department of Jefferies & Company, Inc. From August 1999 until January 2001, Mr. Losito was a Managing Director of Ponte Capital LLC, a boutique merchant bank. From January 1999 to August 1999, he was an Executive Vice President of EPS Solutions, a business services firm. Previously, Mr. Losito served from 1992 to 1999 in the Corporate Finance Department of Jefferies, including as a Managing Director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Packaged Ice's officers and directors, and persons who beneficially own more than 10% of Packaged Ice's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the regulations of the Commission require such officers, directors and greater than 10% shareholders to furnish Packaged Ice with copies of all such reports that they file. Packaged Ice believes that during the fiscal year ended December 31, 2000, all of its directors, officers and greater than 10% beneficial owners complied with all applicable filing requirements, except that a Form 4 relating to securities purchased by James F. Stuart in October 2000 was not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation information for Packaged Ice's Chief Executive Officer and four additional highly compensated executive officers (the "Named Executive Officers") for the three years ended December 31, 2000, 1999 and 1998:

                                                                               LONG TERM COMPENSATION
                                                                             --------------------------
                                                                             SECURITIES
                                                        ANNUAL COMPENSATION  UNDERLYING
                                                        ------------------    OPTIONS/     ALL OTHER
NAME/PRINCIPAL POSITION                      YEAR       SALARY      BONUS       SARs      COMPENSATION
-----------------------                      ----       ------    --------   -----------  ------------
James F. Stuart (1)......................... 2000       225,000   $      0     150,000     $ 3,400 (2)
  Chief Executive Officer                    1999       225,000    101,250      22,941       3,200 (2)
                                             1998       209,269    302,500      60,000       3,200 (2)

A. J. Lewis III............................. 2000       200,000          0     100,000       3,400 (2)
  Chairman                                   1999       200,000     90,000      15,294       3,200 (2)
                                             1998       192,884    280,000      50,000       3,200 (2)

Jimmy C. Weaver............................. 2000       185,000          0      50,000      12,000 (5)
  President, Chief Operating Officer         1999       185,000     72,150      12,235      12,000 (5)
                                             1998 (3)   120,961    166,500      56,000       8,000 (5)

Graham D. Davis............................. 2000       156,000          0      10,000      12,000 (5)
  Executive Vice President - Operations      1999       156,000     46,800       7,953      12,000 (5)
                                             1998 (4)   106,605    101,400      30,400       8,000 (5)

Neil D. Showalter........................... 2000       156,000          0      10,000       3,400 (2)
  Senior Vice President -                    1999       156,000     42,120       7,953       3,200 (2)
  Mid-Atlantic Operations                    1998 (6)    63,000     39,000      10,400         720 (2)

----------

    (1) Mr. Stuart resigned his position as Chief Executive Officer effective April 19, 2001.

    (2)  Contributions to Packaged Ice's 401(k) plan made by Packaged Ice.

    (3) Represents partial year compensation at an annual salary of $185,000, as Mr. Weaver's employment commenced April 1998.

    (4) Represents partial year compensation at an annual salary of $156,000, as Mr. Davis's employment commenced April 1998.

    (5)  Automobile allowance.

    (6) Represents partial year compensation at an annual salary of $156,000, as Mr. Showalter's employment commenced August 1998.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides certain information regarding the number of stock options to purchase shares of Packaged Ice's common stock granted to the Named Executive Officers during the year ended December 31, 2000:

                                                                                  POTENTIAL REALIZABLE
                                                                                    VALUE OF ASSUMED
                              NUMBER OF    PERCENTAGE                             ANNUAL RATE OF STOCK
                              SECURITIES    OF TOTAL                               PRICE APPRECIATION
                              UNDERLYING    OPTIONS      PER SHARE                  FOR OPTION TERM
                                OPTION    GRANTED IN    EXERCISE OR  EXPIRATION   ---------------------
                               GRANTED    FISCAL 2000    BASE PRICE     DATE          5%         10%
                              ----------  -----------   -----------  ----------   ---------   ---------
James F. Stuart..............  150,000        31.2        $4.125       3/8/10      389,129     986,128
A. J. Lewis III..............  100,000        20.8         4.125       3/8/10      259,419     657,419
Jimmy C. Weaver..............   50,000        10.4         4.125       3/8/10      129,710     328,709
Graham D. Davis..............   10,000         2.1         4.125       3/8/10       25,942      65,742
Neil D. Showalter............   10,000         2.1         4.125       3/8/10       25,942      65,742

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

         The following table provides certain information regarding the exercise of stock options to purchase shares of Packaged Ice's common stock during the year ended December 31, 2000, by the Named Executive Officers, and the fiscal year-end value of stock options held by such officers:

                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED            IN-THE-MONEY
                                 NUMBER OF          OPTIONS/SARs AT              OPTIONS/SARs AT
                                  SHARES            FISCAL YEAR END            FISCAL YEAR END (1)
                                ACQUIRED ON   ----------------------------  --------------------------
                                 EXERCISE     EXERCISABLE    UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                -----------   -----------    -------------  -----------  -------------
James F. Stuart................     -            76,588           186,353         -              -
A. J. Lewis III................     -            66,059           124,235         -              -
Jimmy C. Weaver................     -            48,847            69,388         -              -
Graham D. Davis................     -            25,751            22,602         -              -
Neil D. Showalter..............     -             5,751            22,602         -              -

     ---------
     (1) Based on a price per share of $1.50, the closing sale price of Packaged Ice's stock on the American Stock Exchange on December 29, 2000. The value of in-the-money options is calculated as the difference between the fair market value of the common stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2000, while unexercisable options refer to those options that become exercisable at various times thereafter.

STOCK OPTION PLANS

         2000 EMPLOYEE STOCK PURCHASE PLAN. Packaged Ice adopted the 2000 Employee Stock Purchase Plan on January 24, 2000. There are 250,000 shares of common stock available for issuance under the 2000 Stock Purchase Plan. The 2000 Stock Purchase Plan provides certain employees of Packaged Ice the opportunity to purchase common stock of Packaged Ice. On each offering date, each eligible employee receives an option to purchase shares of common stock at a price per share that is the lesser of 85% of the fair market value of the shares on that offering date, or 85% of the fair market value of the shares on the date the option is exercised. The offering dates are the first business days of January, April, July and October, although those dates may be changed in accordance with the 2000 Stock Purchase Plan.

         Those eligible for participation in the 2000 Stock Purchase Plan are persons who, for tax purposes, are employees of Packaged Ice or its subsidiaries designated to participate in the plan, are customarily scheduled to work more than twenty hours per week, and are customarily employed five months or more in any calendar year. However, an employee who is otherwise eligible to participate will not be entitled to do so if, upon the purchase of shares under the 2000 Purchase Plan, he or she would own and/or hold immediately thereafter, by applying the rules of Section 424(d) of the Internal Revenue Code of 1986, as amended, shares possessing 5% or more of the total combined voting power or value of all classes of shares of Packaged Ice.

         The 2000 Stock Purchase Plan is administered by a committee of at least two members of the board of directors who have been appointed by the board and who are "non-employee directors" within the meaning of Rule 16b-3 under Section 16 of the Securities Exchange Act of 1934, as amended. The committee is permitted to select an administrator to whom it may delegate its duties and responsibilities. The board's Compensation Committee has been selected as that administrator. The committee has full power and authority, subject to the provisions of the 2000 Stock Purchase Plan, to promulgate the rules and regulations it deems necessary for the administration of the plan, to interpret the provisions and supervise the administration of the plan, and to take all action in connection with or in relation to the plan as it deems necessary or advisable.

         At December 31, 2000, Packaged Ice had outstanding options for 1,172,151 shares of common stock, and had sold 66,936 shares of common stock under the 2000 Stock Purchase Plan.

         1998 STOCK OPTION PLAN. Packaged Ice has adopted the 1998 Stock Option Plan. One million shares of common stock are subject to issuance under the 1998 Option Plan. The 1998 Option Plan provides for the grant of stock options (including incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options), SARs and other stock awards (including restricted stock awards and stock bonuses) to any officer, director or employee of Packaged Ice, its subsidiaries, affiliates or any consultant or advisor engaged by Packaged Ice who renders bona fide services to Packaged Ice or Packaged Ice's subsidiaries or affiliates in connection with their businesses. The Compensation Committee, which is comprised of "disinterested persons" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, administers the 1998 Option Plan. Packaged Ice's full Board of Directors must submit any grant of options to a member of the Compensation Committee for approval.
Such member of the Compensation Committee will not participate in the vote approving such grant. The Compensation Committee may grant stock options on such terms, including vesting and payment forms, as it deems appropriate in its discretion provided that no option may be exercised later than 10 years after its grant, and the purchase price for incentive stock options and non-qualified stock options cannot be less than one hundred percent 100% and eighty-five percent 85% of the fair market value of the common stock at the time of grant, respectively. The Compensation Committee may grant SARs on such terms, including payment forms, as the Compensation Committee deems appropriate, provided that a SAR granted in connection with a stock option becomes exercisable and lapses according to the same vesting schedule and lapse rules established for the stock option (which cannot exceed 10 years from the date of grant). A SAR is not exercisable during the first six months of its term and is exercisable subject to any other conditions on exercise imposed by the Compensation Committee. Unless terminated by the Board of Directors, the 1998 Option Plan continues for 10 years from the date of adoption. Upon the occurrence of an event constituting a change in control of Packaged Ice, in the sole discretion of the Compensation Committee, all options, SARs and other awards will become immediately exercisable in full for the remainder of their terms and restrictions on stock granted pursuant to a restricted stock award will lapse.

         At December 31, 2000, Packaged Ice had outstanding options for 836,951 shares of common stock at a weighted exercise price of $7.45 (of which 111,317 were exercisable) under the 1998 Option Plan. All options granted under the 1998 Option Plan to date have a five-year vesting period. All of the outstanding options were granted at the exercise price in the range of $4.13 to $15.00, which the Board of Directors determined to be greater than or equal to the fair market value of the common stock on the date of grant. To date, NO OPTIONS have been exercised under the 1998 Option Plan.

         1994 STOCK OPTION PLAN. Packaged Ice adopted the 1994 Stock Option Plan on July 26, 1994, and amended the plan pursuant to an amendment effective December 1997. Under the 1994 Option Plan, options to purchase up to 400,000 shares of common stock may be granted to employees, outside directors and consultants and advisers to Packaged Ice or any subsidiary.
The purposes of the 1994 Option Plan are to further the growth, development and financial success of Packaged Ice by providing additional financial incentives to key personnel and to retain and attract qualified individuals who will contribute to Packaged Ice's overall success. Shares that by reason of the expiration of an option (other than because of exercise), or which are no longer subject to purchase pursuant to an option granted under the 1994 Option Plan, may be reoptioned thereunder. The 1994 Option Plan is currently administered by the Compensation Committee, which has the authority to set specific terms and conditions of options granted under the 1994 Option Plan. Options granted under the 1994 Option Plan are non-qualified options and are not intended to be "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. Stock options granted under the 1994 Option Plan may be granted for a term not to exceed 10 years and such options are not transferable other than by will or the laws of descent and distribution. Each option may be exercised within the term of the option pursuant to which it was granted (so long as the optionee, if an employee, continues to be employed by Packaged Ice or its subsidiary). In addition, an option may be exercised as to vested shares within ninety days after the termination of employment of the optionee (except in the case of a termination for cause, in which case the option automatically expires on termination) and upon a termination in case of death, disability or eligible retirement, all options will become exercisable and may be exercised until the earlier of the first anniversary of such event or the stated expiration date.

         The exercise price of all stock options must be at least equal to the fair market value of the common stock on the date of grant. Stock options may be exercised by payment in cash of the exercise price with respect to each share to be purchased, or by a method in which a concurrent sale of the acquired stock is arranged, with the exercise price payable in cash from such sale proceeds.

         At December 31, 2000, Packaged Ice had outstanding options for 335,200 shares of common stock at a weighted average exercise price of $10.51 (all of which were exercisable) under the 1994 Option Plan. All options granted under the 1994 Option Plan are currently exercisable. All of the outstanding options were granted at exercise prices determined by the Board of Directors to be equal to the fair market value of the common stock on the date of grant. To date, options to purchase 6,300 shares of common stock have been exercised under the 1994 Option Plan.

DIRECTOR COMPENSATION

         Directors of Packaged Ice are elected annually and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Historically, directors of Packaged Ice have not been compensated for their services as directors. Each non-employee of the Board of Directors receives each year $15,000 cash per year, payable quarterly in arrears, and stock options to purchase 10,000 shares of common stock at the market price of our common stock, with an additional $2,500 for each committee served on. Directors are also reimbursed for ordinary and necessary expenses incurred in attending board or committee meetings.

EMPLOYMENT AGREEMENTS

         WILLIAM P. BRICK, Packaged Ice's Chief Executive Officer, has entered into an employment agreement, effective April 19, 2001, with a term through the end of 2001, at a base salary of $25,000 per month (pro rated for the month of April), and including a bonus of $12,500 for each month through December, 2001. The agreement grants Mr. Brick an option to purchase 100,000 shares of common stock, provided a new option plan is approved by the shareholders at the next annual meeting. Either Mr. Brick or Packaged Ice may terminate Mr. Brick's employment at any time upon 30 days notice, without cause or liability except for services rendered through the last day of employment.

         JIMMY C. WEAVER, Packaged Ice's President and Chief Operating Officer, has entered into an employment agreement, effective May 1, 2000, with a term of one year, which establishes a base salary of $185,000 per year, provides for certain cash bonus incentives relating to Packaged Ice's performance and grants Mr. Weaver the right to purchase 40,000 shares of Common Stock under the 1994 Option Plan at an exercise price of $14 per share. Mr. Weaver's employment agreement provides that, in certain circumstances, he will receive severance payments equal to six months of his then current base salary upon termination of his employment by Packaged Ice. Mr. Weaver is subject to a non-competition agreement for two years after voluntary or involuntary termination of his employment.

         GRAHAM D. DAVIS, Packaged Ice's Executive Vice President - Operations, has entered into an employment agreement, effective May 1, 1998, with a term of three years, which establishes a base salary of $156,000 per year, provides for certain cash bonus incentives relating to Packaged Ice's performance and grants Mr. Davis the right to purchase 20,000 shares of Common Stock under the 1994 Option Plan at an exercise price of $14.00 per share. Mr. Davis' employment agreement provides that, in certain circumstances, he will receive severance payments equal to six months of his then current base salary upon termination of his employment by

Packaged Ice. Mr. Davis is subject to a non-competition agreement for two years after voluntary or involuntary termination of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No executive officer or director of Packaged Ice serves as an executive officer, director, or member of a compensation committee of any other entity, for which an executive officer, director, or member of such entity is a member of the Board of Directors or the Compensation Committee of Packaged Ice.

REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors determines the compensation of the executive officers named in the Summary Compensation Table. The Compensation Committee has furnished the following report on executive compensation in connection with the Annual Meeting.

COMPENSATION PHILOSOPHY

         As members of the Compensation Committee, it is our duty to administer the executive compensation program for Packaged Ice. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of Packaged Ice, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation. Packaged Ice's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operations, financial and strategic objectives and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of Packaged Ice's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, Packaged Ice's financial performance, the market compensation for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of Packaged Ice's compensation programs for executive officers are described below.

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

         (2) To allow Packaged Ice to attract, motivate and retain the management personnel necessary to Packaged Ice's success by providing an executive compensation program comparable to that offered by companies with which Packaged Ice competes for management personnel. The Compensation Committee determines compensation based on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and the length of time the executive has been in the position.

EXECUTIVE COMPENSATION DEDUCTIBILITY

         Packaged Ice intends that amounts paid pursuant to Packaged Ice's compensation plans generally will be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

                                       Compensation Committee
                                       of the Board of Directors

                                       Richard A. Coonrod
                                       David J. Losito
                                       Robert G. Miller

PERFORMANCE GRAPH

         The following chart shows a comparison of cumulative total stockholder returns for the Common Stock of Packaged Ice, the RUSSELL 2000 INDEX and the composite peer group for the year ended December 31, 2000. Since Packaged Ice's stock has been publicly traded only during 1999 and 2000, the information necessary to present a five-year performance chart is not available.


               COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN
               AMONG PACKAGED ICE, INC., THE RUSSELL 2000 INDEX
                               AND A PEER GROUP

                                         Cumulative Total Return
                                       ---------------------------
                                        1/29/99    12/99    12/00
PACKAGED ICE, INC.                       100.00     38.24    17.65
RUSSELL 2000                             100.00    119.67   116.05
PEER GROUP                               100.00     58.37    40.69

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 23, 2001, the beneficial ownership of the outstanding common stock of Packaged Ice by (a) each person who is known to Packaged Ice to own beneficially more than 5% of the outstanding common stock of Packaged Ice, (b) each director and director nominee of Packaged Ice, (c) each Named Executive Officer named in the Summary Compensation Table (see "Executive Compensation") and (d) all executive officers, and director nominees of Packaged Ice as a group. Unless otherwise indicated, (i) the persons listed in the table below have sole voting and investment powers with respect to the shares indicated and (ii) each person's address is 3535 Travis Street, Suite 170, Dallas, Texas 75204.

                                                                     PERCENTAGE OF
                                             SHARES BENEFICIALLY  SHARES BENEFICIALLY
                                                    OWNED                OWNED
                                             -------------------  -------------------
     A. J. Lewis III (1)....................       613,180                3.1

     Jimmy C. Weaver (2)....................        71,214                 *

     Graham D. Davis (3)....................        30,341                 *

     Neil D. Showalter (4)..................        16,034                 *

     James F. Stuart (5)....................       707,289                3.6

     Steven P. Rosenberg (6)................       441,756                2.3
       Fuel Rewards, Inc.
       16802 Addison Road, Suite 120
       Dallas, Texas  75001

     Richard A. Coonrod (7).................        94,494                 *
       5720 Smetana Drive, Suite 300
       Minnetonka, Minnesota 55343

     Robert G. Miller (8)...................       412,373                2.1
       30518 Via Maria Elena
       Bonsall, California 92003

     David J. Losito (9)....................        24,701                 *
       725 Toyopa Dr.
       Pacific Palisades, California 90272

     Wellington Management Company, LLP.....     1,815,000                9.3
       75 State Street
       Boston, Massachusetts 02109

     Ares Leveraged Investment Fund, L.P. ..     1,183,398                6.1
       1999 Avenue of the Stars, Suite 1900
       Los Angeles, California 90067

     All directors and executive officers
       as a group (12 people)...............     2,482,239               12.4

---------
  *  Less than 1%.

(1) Includes (i) options to purchase 89,118 shares of common stock at a weighted average price of $10.00 per share, (ii) 2,000 shares of common stock held by Mr. Lewis, as Trustee, (iii) 25,000 shares owned by Southwest Texas Equipment Distributors, Inc., a corporation owned by Mrs. A. J. Lewis III and (iv) 69,350 shares held by Mr. and Mrs. Lewis as tenants in common.

(2) Includes options to purchase 61,294 shares of common stock at a weighted average price of $12.01 per share.

(3) Includes options to purchase 29,341 shares of common stock at a weighted average price of $12.82 per share.

(4) Includes options to purchase 9,341 shares of common stock at a weighted average price of $10.29 per share.

(5) Includes options to purchase 262,941 shares of common stock at a weighted average price of $7.39 per share.

(6) Included options to purchase 3,333 shares of common stock at a weighted average price of $4.13.

(7) Mr. Coonrod does not own any shares of record. However, as general partner of The Food Fund, Mr. Coonrod may be deemed to be the beneficial owner of the shares held by The Food Fund. Mr. Coonrod disclaims any such beneficial ownership. Also included are options to purchase 3,333 shares of common stock of a weighted average price of $4.13.

(8) Includes options to purchase 25,833 shares of common stock at weighted average exercise price of $9.24.

(9) Includes (i) 10,000 shares of common stock held by Mr. Losito, as Trustee, (ii) 11,368 shares of common stock issuable upon exercise of currently exercisable warrants at an exercise price of $0.01, and (iii) options to purchase 3,333 shares at a weighted average price of $4.13 per share.

ITEM 13  CERTAIN TRANSACTIONS

         AGREEMENTS WITH A.J. LEWIS III. Mrs. A. J. Lewis III owns Southwest Texas Equipment Distributors, Inc., an ice equipment sales and rental company, which has the exclusive right to supply Hoshizaki ice cubers to Packaged Ice under an agreement dated September 9, 1991. Mr. Lewis owns real estate on which certain of Packaged Ice's facilities are located. Packaged
Ice leases this property from Mr. Lewis for $370,200 per year until February 28, 2008. The lease agreement was made in an arms-length negotiation submitted to the disinterested members of Packaged Ice's Board of Directors, who voted in favor of the agreement upon review of the relevant information.

         INDEMNITY AGREEMENTS. Packaged Ice has entered into indemnification agreements with each of its directors and certain of its executive officers. The indemnification agreements provide that Packaged Ice will indemnify these individuals against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of Packaged Ice) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of Packaged Ice; provided that, with respect to a civil, administrative or investigative (other than criminal) action, such individual acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Packaged Ice, and with respect to any criminal proceedings, he or she had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of Packaged Ice, such individuals may be indemnified, to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction, against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of Packaged Ice. The agreements also require indemnification of such individuals for all reasonable expenses incurred in connection with the successful defense of any action or claim and provide for partial indemnification in the case of any partially successful defense.

         Packaged Ice believes that the transactions referred to above are no less favorable than transactions, which would have been obtained from unrelated third parties. Any future transactions between Packaged Ice and related parties will be approved by outside directors and will be on terms no less favorable than those that could have been obtained from unrelated third parties.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       PACKAGED ICE, INC.


SIGNATURE                    TITLE                                       DATE
---------                    -----                                       ----

/s/ William P. Brick          Director and Chief Executive Officer        April 30, 2001
--------------------------
William P. Brick


/s/  A.J. LEWIS III          Director and Chairman of the Board          April 30, 2001
--------------------------
A.J. Lewis III


/s/  STEVEN P. ROSENBERG     Director and Vice Chairman of the Board     April 30, 2001
--------------------------
Steven P. Rosenberg


/s/  RICHARD A. COONROD      Director                                    April 30, 2001
--------------------------
Richard A. Coonrod


/s/ Robert G. Miller         Director                                    April 30, 2001
--------------------------
Robert G. Miller


/s/  DAVID J. LOSITO         Director                                    April 30, 2001
--------------------------
David J. Losito