Form 10-Q
period 2001-03-31
PACKAGED ICE INC
filed 2001-05-15
CIK 917731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)
     X
    ---
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 (214) 526-6740
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

         The total number of shares of common stock, par value $0.01 per share, outstanding as of May 11, 2001 was 19,492,550.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                  and December 31, 2000 ............................................................   3
              Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2001 and 2000 (Unaudited) ..............................................   4
              Condensed Consolidated Statement of Shareholders' Equity as of March 31, 2001
                  (Unaudited) ......................................................................   5
              Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000 (Unaudited) ..............................................   6
              Notes to the Condensed Consolidated Financial Statements .............................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....  13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ...............................  20


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ........................................................................  20

Item 2.   Changes in Securities and Use of Proceeds ................................................  20

Item 3.   Default Upon Senior Securities ...........................................................  21

Item 4.   Submission of Matters to Vote of Security Holders ........................................  21

Item 5.   Other Information ........................................................................  21

Item 6.   Exhibits and Reports on Form 8-K .........................................................  21

SIGNATURES .........................................................................................  22

                                      2

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           MARCH 31,     DECEMBER 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                         (UNAUDITED)
                                                                                (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents .......................................   $        969    $      1,027
     Accounts receivable, net ........................................         20,498          23,454
     Inventories .....................................................         12,165          10,351
     Prepaid expenses ................................................          2,425           2,328
                                                                         ------------    ------------
         Total current assets ........................................         36,057          37,160
PROPERTY AND EQUIPMENT, net ..........................................        188,221         191,404
GOODWILL AND OTHER INTANGIBLES, net ..................................        239,480         242,041
OTHER ASSETS .........................................................             43              55
                                                                         ------------    ------------
TOTAL ................................................................   $    463,801    $    470,660
                                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term obligations ........................   $      7,494    $      6,748
     Accounts payable ................................................         12,715          11,165
     Payable to affiliates ...........................................            523             548
     Accrued expenses ................................................         18,493          17,585
                                                                         ------------    ------------
         Total current liabilities ...................................         39,225          36,046
LONG-TERM OBLIGATIONS ................................................        338,303         325,522
COMMITMENTS AND CONTINGENCIES ........................................              -               -
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 331,699 shares issued and outstanding
         at March 31, 2001 and December 31, 2000, liquidation
         preference of $100 per share ................................         34,541          33,723
SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value, 50,000,000 shares authorized;
         19,726,453 shares issued at March 31, 2001, and 19,692,315
         shares at December 31, 2000 .................................            197             197
     Additional paid-in capital ......................................        120,780         121,554
     Less:  298,231 shares of treasury stock, at cost ................         (1,491)         (1,491)
     Accumulated deficit .............................................        (64,801)        (44,891)
     Accumulated other comprehensive loss ............................         (2,953)              -
                                                                         ------------    ------------
         Total shareholders' equity ..................................         51,732          75,369
                                                                         ------------    ------------
TOTAL ................................................................   $    463,801    $    470,660
                                                                         ============    ============


                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
                                                     (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)
Revenues .........................................   $     32,518    $     35,512
Cost of sales ....................................         27,694          25,916
                                                     ------------    ------------
Gross profit .....................................          4,824           9,596
Operating expenses ...............................          8,881           8,218
Depreciation and amortization expense ............          7,778           6,980
                                                     ------------    ------------
Loss from operations .............................        (11,835)         (5,602)
Other income, net ................................             10               -
Interest expense .................................         (8,085)         (7,981)
                                                     ------------    ------------
Loss before income taxes .........................        (19,910)        (13,583)
Income taxes .....................................              -               -
                                                     ------------    ------------
Net loss before preferred dividends ..............        (19,910)        (13,583)
Preferred dividends ..............................           (818)           (750)
                                                     ------------    ------------
Net loss attributable to common shareholders .....   $    (20,728)   $    (14,333)
                                                     ============    ============

Net loss per share of common stock:
     Basic and diluted ...........................   $      (1.07)   $      (0.74)
                                                     ============    ============

Weighted average common shares outstanding:
     Basic and diluted ...........................         19,419          19,309
                                                     ============    ============


                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                             COMMON STOCK
                                        ----------------------                                         ACCUMULATED
                                          NUMBER                                                          OTHER
                                            OF         PAR       PAID-IN      TREASURY   ACCUMULATED  COMPREHENSIVE
                                          SHARES      VALUE      CAPITAL       STOCK       DEFICIT        LOSS        TOTAL
                                        ----------  ----------  ----------   ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Balance at December 31, 2000 .........      19,692  $      197  $  121,554   $   (1,491)  $  (44,891)  $        -   $   75,369
Issuance of common stock in
    connection with the 2000
    Employee Stock Purchase Plan .....          34           -          44            -            -            -           44
Dividends accumulated on
    10% exchangeable preferred
    stock ............................           -           -        (818)           -            -            -         (818)
Comprehensive loss:
Net loss .............................           -           -           -            -      (19,910)           -      (19,910)
Initial recognition of derivative
liability ............................           -           -           -            -            -       (1,653)      (1,653)
Change in fair value of derivative
liability ............................           -           -           -            -            -       (1,300)      (1,300)
                                                                                                       ----------   ----------
Total comprehensive loss .............           -           -           -            -            -            -      (22,863)
                                        ----------  ----------  ----------   ----------   ----------   ----------   ----------
Balance at March 31, 2001 ............      19,726  $      197  $  120,780   $   (1,491)  $  (64,801)  $   (2,953)  $   51,732
                                        ==========  ==========  ==========   ==========   ==========   ==========   ==========


                See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .............................................................   $    (19,910)   $    (13,583)
     Adjustments to reconcile net loss to net cash used in
     operating activities (excluding working capital from acquisitions):
         Depreciation and amortization ....................................          7,778           6,980
         Amortization of debt discount, net ...............................             10              10
         Gain from disposal of assets .....................................            (10)              -
         Change in assets and liabilities:
              Accounts receivable, inventory and prepaid expenses .........          1,020          (1,534)
              Accounts payable and accrued expenses .......................           (520)         (5,224)
                                                                              ------------    ------------
     Net cash used in operating activities ................................        (11,632)        (13,351)
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions ...................................................         (2,128)         (5,466)
     Cost of acquisitions .................................................              -          (3,217)
     Increase in other noncurrent assets ..................................              -            (127)
     Proceeds from disposition of property ................................            141               -
                                                                              ------------    ------------
     Net cash used in investing activities ................................         (1,987)         (8,810)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock .................             44               -
     Repurchase of common and preferred stock .............................              -              (1)
     Borrowings from lines of credit ......................................         57,230          23,163
     Repayment of lines of credit .........................................        (43,670)              -
     Repayment of debt ....................................................            (43)            (46)
                                                                              ------------    ------------
     Net cash provided by financing activities ............................         13,561          23,116
                                                                              ------------    ------------
NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS ............................            (58)            955
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................          1,027           3,619
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $        969    $      4,574
                                                                              ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest ...........................................   $     14,286    $     14,449
                                                                              ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Initial recognition of derivative liability ..........................   $      1,653     $         -
                                                                              ============    ============
     Change in fair value of derivative liability .........................   $      1,300     $         -
                                                                              ============    ============


                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

1.  GENERAL

         The condensed consolidated financial statements of Packaged Ice and its wholly owned subsidiaries (the "Company") included in this report are unaudited, except for the balance sheet as of December 31, 2000 that has been prepared from the audited financial statements for that date. The Company has prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As applicable under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included in this report should be read in conjunction with the consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  NEW ACCOUNTING PRONOUNCEMENTS

         The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this new accounting standard resulted in an after-tax charge for the cumulative effect of an accounting change to net income of $0 and an after-tax debit to other comprehensive income of approximately $2.95 million in the first quarter of 2001.

3.  ACQUISITIONS

         During the three months ended March 31, 2001, the Company did not close any acquisitions. The Company has accounted for all its prior acquisitions using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recorded as goodwill and other intangibles, and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from such acquisitions was $1.8 million and $1.6 million for the three month periods ended March 31, 2001 and 2000, respectively.

         The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents a summary of the consolidated results of operations for the three months ended March 31, 2000, as if the acquisitions during 2000 had occurred as of January 1, 2000.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (CONTINUED)

                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 2000
                                                                    ------------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
         2000 Acquisitions:
              Revenues ......................................            $ 35,584
              Net loss attributable to common shareholders ..             (14,329)
              Basic and diluted earnings per share ..........               (0.74)


4.  INVENTORY

         Inventories consist of raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market basis. Cost is determined using the first-in, first-out and average cost methods.

                                                      MARCH 31,   DECEMBER 31,
                                                        2001          2000
                                                    ------------  ------------
                                                           (IN THOUSANDS)
Raw materials and supplies .......................  $      9,778  $      8,885
Finished goods ...................................         2,387         1,466
                                                    ------------  ------------
     Total .......................................  $     12,165  $     10,351
                                                    ============  ============

5.  EARNINGS PER SHARE

         The computation of earnings per share is based on net income, after deducting the dividend requirement of preferred stock ($0.818 million and $0.750 million in the three months ended March 31, 2001 and 2000, respectively), divided by the weighted average number of shares outstanding. Options and warrants to purchase 1,296,669 and 2,651,531 shares of common stock issuable under stock option or warrant agreements that are outstanding but exercisable at prices above the Company's average common stock price have not been included in the computation of earnings per share. For the three months ended March 31, 2001 and 2000, there are 718,024 and 740,345 shares, respectively, of anti-dilutive securities which are not included in the earnings per share calculation.

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  ---------------------------
                                                                                      2001           2000
                                                                                  ------------   ------------
                                                                                         (IN THOUSANDS)
         Basic and Diluted Earnings Per Share:
              Weighted average common shares outstanding .......................        19,419         19,309
                                                                                  ============   ============
              Basic and diluted loss attributable to common shareholders .......  $      (1.07)  $      (0.74)
                                                                                  ============   ============

         Earnings for Basic and Diluted Computation:
              Net loss before extraordinary item and preferred dividends .......  $    (19,910)  $    (13,583)
              Preferred share dividends ........................................          (818)          (750)
                                                                                  ------------   ------------
              Net loss attributable to common shareholders .....................  $    (20,728)  $    (14,333)
                                                                                  ============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (CONTINUED)

6.  LONG TERM OBLIGATIONS

         The Company has an $88 million senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan"). At March 31, 2001, the Company had $7.0 million of availability under the Credit Facility.

         Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At March 31, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.22%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Company pays a 0.375% fee monthly on the average availability under the Credit Facility. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan begin July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         On November 28, 2000, the Company entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of four years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, the Company will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, the Company will pay the difference plus 1%. If the Company had been required to settle the Collar Agreement as of March 31, 2001, the Company would have had to pay $2.95 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. The Credit Facility was amended on May 14, 2001 to restructure certain financial covenants and adjust the required minimum availabilities and seasonal overadvances provided to the Company. As of March 31, 2001, the Company was in compliance with all covenants, as amended.

         At March 31, 2001 and December 31, 2000, long term obligations consisted of the following:

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN THOUSANDS)
9 3/4% senior notes ........................................  $    270,000   $    270,000
Less:  Unamortized debt discount on 9 3/4% senior notes ....          (153)          (163)
Credit facility ............................................        75,257         61,697
Other ......................................................           693            736
                                                              ------------   ------------
Total ......................................................       345,797        332,270
Less:  Current maturities ..................................        (7,494)        (6,748)
                                                              ------------   ------------
     Long term obligations, net ............................  $    338,303   $    325,522
                                                              ============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (CONTINUED)

7.  CAPITAL STOCK

         The Company is currently authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 19,428,222 shares were outstanding at March 31, 2001, and up to 5,000,000 shares of preferred stock, par value $0.01 per share, of which the board of directors has authorized the designation of 500,100 shares. As of March 31, 2001, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 331,699 shares were outstanding. As of March 31, 2001, 393,700 shares and 1,000,000 shares of common stock were reserved for issuance upon the exercise of stock options under the 1994 and 1998 Stock Option Plans, respectively, of which 325,200 and 971,469 were outstanding. In addition, as of March 31, 2001, 3,472,738 shares were reserved for issuance upon the exercise of outstanding warrants and options. As of March 31, 2001, 250,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the "ESPP"). Through March 31, 2001, 101,074 shares had been issued under the ESPP.

8.  SUBSIDIARY GUARANTORS

         The Company's 9 3/4% senior notes are guaranteed fully, jointly and severally, and unconditionally, on a senior subordinated basis, by all of the Company's current and future, direct and indirect subsidiaries (the "Subsidiary Guarantors"). The following table sets forth the "summarized financial information" of the Subsidiary Guarantors. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                      MARCH 31,    DECEMBER 31,
                                                        2001           2000
                                                    ------------   ------------
                                                           (IN THOUSANDS)
Balance Sheet Data:
     Current assets ..............................  $     35,052   $     35,908
     Property and equipment ......................       188,221        191,047
     Total assets ................................       457,111        460,617
     Current liabilities .........................        23,369         16,743
     Long term debt ..............................           449            488
     Total shareholders' deficit .................       (26,294)        (6,558)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                          ---------------------------
                                              2001           2000
                                          ------------   ------------
                                                 (IN THOUSANDS)
         Operating Data:
              Revenues .................  $     32,518   $     35,512
              Gross profit .............         4,824          9,596
              Net loss .................       (19,736)       (12,831)

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES

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

10.  SEGMENT INFORMATION

         The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehouses, the manufacturing and sale of bottled water and the sale and leasing of ice production equipment. The Company evaluates performance of each segment based on earnings before interest, income taxes, depreciation and amortization ("EBITDA") and does not allocate assets by segment. Segment information for the three months ended March 31, 2001 and 2000 is as follows:

         For the Three Months Ended March 31, 2001:

                                              ICE          NON-ICE      ELIMINATION      TOTAL
                                          ------------   ------------   ------------  ------------
                                                               (IN THOUSANDS)
         Revenues ......................  $     27,370   $      5,148    $         -  $     32,518
         Cost of sales .................        24,516          3,178              -        27,694
                                          ------------   ------------   ------------  ------------
         Gross profit ..................         2,854          1,970              -         4,824
         Operating expenses ............         8,058            823              -         8,881
         Other income (expense), net ...            11             (1)             -            10
                                          ------------   ------------   ------------  ------------
              EBITDA ...................  $     (5,193)  $      1,146    $         -  $     (4,047)
                                          ============   ============   ============  ============

         For the Three Months Ended March 31, 2000:

                                              ICE          NON-ICE      ELIMINATION       TOTAL
                                          ------------   ------------   ------------  ------------
                                                                (IN THOUSANDS)
         Revenues ......................  $     30,976   $      4,536   $          -  $     35,512
         Cost of sales .................        23,529          2,387              -        25,916
                                          ------------   ------------   ------------  ------------
         Gross profit ..................         7,447          2,149              -         9,596
         Operating expenses ............         7,382            836              -         8,218
         Other income (expense), net ...             -              -              -             -
                                          ------------   ------------   ------------  ------------
              EBITDA ...................  $         65   $      1,313   $          -  $      1,378
                                          ============   ============   ============  ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (CONTINUED)

         Reconciliation of EBITDA to loss before preferred dividends:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               ---------------------------
                                                   2001           2000
                                               ------------   ------------
                                                      (IN THOUSANDS)
         EBITDA .............................  $     (4,047)  $      1,378
         Depreciation and amortization ......        (7,778)        (6,980)
         Interest expense ...................        (8,085)        (7,981)
         Income taxes .......................             -              -
                                               ------------   ------------
         Loss before preferred dividends ....  $    (19,910)  $    (13,583)
                                               ============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2000, previously filed with the SEC.

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

         We have two principal business segments - ice products and non-ice operations. Ice products accounted for approximately 92% of revenues in 2000 and approximately 84% for the three months ended March 31, 2001. Ice products consist of the following two activities:

     - the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

     - the installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

         Our other business segment, non-ice operations, consists of refrigerated warehousing, the manufacturing and sale of bottled water and the sale and leasing of ice production equipment.

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

         At March 31, 2001, we owned or operated 61 ice manufacturing plants, one bottled-water manufacturing facility, 48 distribution centers, eight refrigerated warehouses and had an installed base of 2,803 Ice Factories.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         REVENUES: Revenues decreased $3.0 million, from $35.5 million for the three months ended March 31, 2000 to $32.5 million for the three months ended March 31, 2001. Revenues in our ice segment decreased $3.6 million primarily as a result of colder and wetter weather in most of our markets as compared to the weather experienced in the quarter ended March 31, 2000. The decrease in ice revenues was offset by a $0.6 million increase in non-ice revenues, primarily due to increased bottled water sales.

         COST OF SALES: Cost of sales increased $1.8 million, from $25.9 million for the three months ended March 31, 2000 to $27.7 million for the three months ended March 31, 2001. As a percentage of revenues, cost of sales increased from 73.0% for the three months ended March 31, 2000 to 85.2% for the three months ended March 31, 2001. This increase in cost of sales and the relative percentage is attributable to (i) the fact that not all of our costs change proportionately with a change in revenues, especially in the first and fourth calendar quarters, when our fixed costs account for a greater proportion of our total cost of sales, (ii) increases in fuel prices and employee health benefit costs, and (iii) the impact of additional Ice Factory operating leases entered into subsequent to March 31, 2000.

         GROSS PROFIT: Gross profit decreased $4.8 million, from $9.6 million for the three months ended March 31, 2000 to $4.8 million for the three months ended March 31, 2001. As a percentage of revenues, gross profit decreased from 27.0% for the three months ended March 31, 2000 to 14.8% for the three months ended March 31, 2001. The decrease in gross profit percentage is attributable to several factors. As noted above, not all of our costs change in the same proportion as sales. Certain costs, such as fuel, health benefits and operating lease expense, have increased despite the decline in sales. In addition, more of our sales came from the West Coast market during the three months ended March 31, 2001 than during the same period last year. The West Coast market is very competitive and we make a lower gross profit there than we do on sales in other parts of the country. Gross profit as a percentage of revenues from ice operations decreased from 24.0% to 10.4%, while gross profit on non-ice operations decreased from 47.4% in 2000 to 38.3% in 2001.

         OPERATING EXPENSES: Operating expenses increased $0.7 million, from $8.2 million for the three months ended March 31, 2000 to $8.9 million for the three months ended March 31, 2001. As a percentage of revenues, operating expenses increased from 23.1% for the three months ended March 31, 2000 to 27.3% for the three months ended March 31, 2001. This increase was due to an increase in health benefits and our expanded presence in the West Coast market. Operating expenses from ice operations increased from 23.8% of revenues to 29.4%. Operating expenses on non-ice operations decreased from 18.4% of revenues to 16.0%.

         DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amortization increased $0.8 million, from $7.0 million for the three months ended March 31, 2000 to $7.8 million for the three months ended March 31, 2001. This increase was primarily due to property additions since March 31, 2000 and additions to intangible assets in 2000. As a percentage of revenues, depreciation and amortization increased from 19.7% for the three months ended March 31, 2000 to 23.9% for the three months ended March 31, 2001. This increase was primarily due to the lower sales experienced in the current year while the amount of depreciation and amortization expense has increased.

         INTEREST EXPENSE: Interest expense increased $0.1 million, from $8.0 million for the three months ended March 31, 2000 to $8.1 million for the three months ended March 31, 2001. As a percentage of revenues, interest expense increased from 22.5% for the three months ended March 31, 2000 to 24.9% for the three months ended March 31, 2001. The dollar increase in interest expense was a result of higher levels of borrowings under the our Credit Facility (the average outstanding balance in the quarter ended March 31, 2001 was $7.0 million higher than the same quarter last year). The increase in interest expense as a percentage of revenues reflects the sales decline during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We generate cash flow primarily from the sale of packaged ice through traditional delivery methods, through the installation of Ice Factories and, to a lesser extent, through non-ice operations. We primarily use cash for:

          -    cost of sales;
          -    operating expenses;
          -    debt service;
          - capital expenditures related to replacing and modernizing capital equipment; and the manufacturing and installation of additional Ice Factories and
          -    acquisitions.

         We estimate that our capital expenditures for 2001 will be less than $15.0 million and will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that capital expenditures will not exceed this estimate. In addition, we initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000. We expect to continue this strategy into 2001. There can be no assurance that we will be able to continue to find suitable lessors for this program. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core excess assets. In 2000, we realized proceeds of approximately $2.0 million as a result of dispositions of non-core assets. We are continuing to market certain non-core assets that we have determined to be disposable.

         Our loss in the first quarter of 2001 was larger than what we experienced in the first quarters of 1999 and 2000. However, we believe that we will have adequate working capital to meet our debt service requirements and to satisfy working capital and general corporate needs. At March 31, 2001, we had a working capital deficit of approximately $3.2 million (surplus of $4.3 million exclusive of current maturities of long-term debt), approximately $1.0 million of cash and cash equivalents and $7.0 million of available borrowings under the revolving loan of our credit facility.

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

         At March 31, 2001, we had approximately $345.8 million of long-term debt, including current maturities, outstanding as follows:

          -    $ 270.0 million of 9 3/4% senior notes due 2005;
          -    $ 75.3 million outstanding under our credit facility; and
          -    $ 0.5 million of other debt, net of debt discount.

         We have an $88 million senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan").

         Principal balances outstanding under the Credit Facility bear interest per annum, at our option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At March 31, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.22%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan begin July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

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

         We amended the Credit Facility on May 14, 2001 to restructure certain financial covenants and adjust the required minimum availabilities and seasonal overadvances provided to us. As of March 31, 2001, we were in compliance with all covenants, as amended.

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

         We implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this new accounting standard resulted in an after-tax charge for the cumulative effect of an accounting change to net income of $0 and an after-tax debit to other comprehensive income of approximately $2.95 million in the first quarter of 2001.

GENERAL ECONOMIC TRENDS AND SEASONALITY

         Our results of operations are generally affected by economic trends in our market area, but results to date have not been impacted by inflation. If we encounter an extended period of high inflation, we believe we will be able to pass on the higher costs to our customers.

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

RISK FACTORS

         OUR SUBSTANTIAL DEBT OBLIGATIONS MAY PREVENT US FROM FUNDING PLANNED ACTIVITIES, MAY REQUIRE US TO SEEK ADDITIONAL DEBT OR EQUITY FINANCING, SELL SELECTED ASSETS OR DIMINISH OUR ABILITY TO REACT TO CHANGES IN OUR INDUSTRY.

         We have financed many of our acquisitions through the incurrence of debt, and consequently, we have substantial debt service requirements. At March 31, 2001, our total indebtedness was over $345.8 million. Our high level of debt could have important consequences to us, including the following:

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

         If we are unable to generate enough cash flow to make debt service payments, we may be required to:

          - seek additional debt or equity financing, or renegotiate our existing debt arrangements on terms which may be less favorable than our current arrangements;
          -    sell selected assets; or
          -    reduce or delay planned capital expenditures.

         There can be no assurance that we could accomplish any of these measures.

         THE SEASONAL NATURE OF THE ICE BUSINESS OFTEN RESULTS IN LOWER PROFITS, AND EVEN LOSSES, IN THE FIRST AND FOURTH QUARTERS OF THE YEAR.

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

         THE RESULTS OF OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY WEATHER.

           Both cold or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers, the ultimate users of our products, demand ice for a variety of reasons, but many of them buy ice in connection with outdoor-related activities, both commercial and recreational. As a result, demand for ice increases in hotter, sunnier weather, and conversely, demand decreases in colder, wetter weather. During extended periods of extremely cold and rainy weather on a national basis, our revenues and resulting profits may substantially decline. In addition, extremely hot weather does not necessarily result in greater profits. During extended periods of extremely hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another, and in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand.

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

         As of March 31, 2001, we had an accumulated deficit of $64.8 million. We cannot guarantee that we will be profitable in the future.

         INCREASES IN THE PRICES OF CERTAIN RAW MATERIALS AND OTHER REQUIRED EXPENSES COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         Our business is sensitive to increases in the cost of fuel to operate the refrigerated trucks we use to deliver ice and to increases in the cost of polyethylene, which in turn increases the cost of our bags. We have already experienced increases in fuel costs and health benefits and if the prices for these resources and other required expenses should increase, we will experience increased costs that we may not be able to pass along to our customers. There can be no assurance that significant changes in the prices of plastic bags, water, fuel, insurance or other commodities would not have a material adverse effect on our business, results of operations and cash flow.

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

         WE MAY BE EXPOSED TO SIGNIFICANT ENVIRONMENTAL LIABILITIES.

         Our ice manufacturing and storage operations could create conditions which might result in environmental accidents, and cause us to be named as defendants in lawsuits. We currently carry liability insurance that we believe is adequate to cover our losses in these situations. However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance failed to cover these losses, our profits and our cash flow would decrease.

         WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

         The majority of our debt consists of $270 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require such a repurchase. This could result in a default under other debt agreements, including our Credit Facility.

         ACCIDENTS INVOLVING OUR PRODUCTS AND EQUIPMENT COULD EXPOSE US TO CLAIMS FOR DAMAGES.

         We are subject to a risk of product liability claims and adverse publicity if a consumer is allegedly harmed while using our products or equipment. Any such claim may result in negative publicity, loss of revenues, or higher costs associated with litigation against Packaged Ice or being named as a defendant in lawsuits asserting large claims.

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

         Other than patents that we own or licenses we have on the bagging device in the Ice Factory, we currently do not have patents on any of our products. We believe the patents on the bagging device are important to the Ice Factory as a whole, but there can be no assurance that any issued patent will provide us with a meaningful competitive advantage. It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements. There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

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

         ACQUISITIONS MAY DISTRACT MANAGEMENT AND MAY DEPRESS OUR RESULTS OF OPERATIONS AND CASH FLOW.

         Because our growth strategy includes acquiring other companies, we may have to devote significant management resources to integrating the newly acquired businesses. As a result, acquisitions may distract management from running our existing operations. In addition, we may have lower income and cash flow in the short term while the newly acquired business is integrated into our existing operations. Finally, if the integration of the new business is not successful, our results of operations may be adversely affected over the longer term.

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Acquisitions often result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 51.6% of our total assets and exceeded shareholders' equity by $187.7 million as of March 31, 2001. Accounting principles generally accepted in the United States of America require that goodwill and other intangible assets be amortized over the period benefited. We have determined that for the majority of these assets, this period is to be no less than 40 years. If, however, we are required to amortize goodwill and other intangibles over a shorter period of time, our losses from operations will be greater.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         We are exposed to some market risk due to the floating interest rate under our Credit Facility. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan begin July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         As of March 31, 2001, the Credit Facility had an outstanding principal balance of $75.3 million at a weighted average interest rate of 8.22% per annum. A 1.0% increase in interest rates could result in a $0.8 million annual increase in interest expense on the existing principal balance.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of four years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of March 31, 2001, we would have had to pay $2.95 million.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 11, 2001, we issued 34,138 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $1.28 per share.

         On January 24, 2001, we granted options under the 1998 Stock Option Plan to certain employees to purchase 147,500 shares of common stock at an exercise price of $2.00 per share.

         On March 15, 2001, we granted a consultant options to purchase 100,000 shares of common stock at an exercise price of $1.85 per share.

         On April 16, 2001, we issued 64,328 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $1.17 per share.

         On May 1, 2001, we elected to pay in kind dividends on our 10% exchangeable preferred stock, which totaled 16,433 shares of 10% exchangeable preferred stock and warrants to purchase 126,412 shares of common stock at $13.00 per share.

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

EXHIBIT NO.     DESCRIPTION
-----------     -----------
     10.1+      Second Amendment to Amended and Restated Credit Agreement dated as of November 28, 2000

--------------------------
+  Filed herewith.

(b)  REPORTS ON FORM 8-K:

         Packaged Ice's Form 8-K filed with the Securities and Exchange Commission on April 25, 2001 is incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACKAGED ICE, INC.


Date:  May 15, 2001             By:       /s/ WILLIAM P. BRICK
                                          --------------------------------------
                                          William P. Brick
                                          Chief Executive Officer


Date:  May 15, 2001             By:       /s/ STEVEN J. JANUSEK
                                          --------------------------------------
                                          Steven J. Janusek
                                          Chief Financial and Accounting Officer