Form 10-Q
period 2001-06-30
PACKAGED ICE INC
filed 2001-08-09
CIK 917731

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
     X
   -----
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

   -----
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The total number of shares of common stock, par value $0.01 per share, outstanding as of August 6, 2001 was 19,779,478.



================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                                                    PAGE
                                                                                                                    ----
                                              PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                  and December 31, 2000....................................................................            3
              Condensed Consolidated Statements of Operations for the three and six months
                  ended June 30, 2001 and 2000 (unaudited).................................................            4
              Condensed Consolidated Statement of Shareholders' Equity as of June 30, 2001
                  (unaudited)..............................................................................            5
              Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and 2000 (unaudited).......................................................            6
              Notes to the Condensed Consolidated Financial Statements (unaudited).........................            7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............           13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................           21

                                               PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................................................           22

Item 2.   Changes in Securities and Use of Proceeds........................................................           22

Item 3.   Defaults Upon Senior Securities..................................................................           22

Item 4.   Submission of Matters to a Vote of Security Holders..............................................           23

Item 5.   Other Information................................................................................           23

Item 6.   Exhibits and Reports on Form 8-K.................................................................           24

SIGNATURES.................................................................................................           25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            ASSETS
                                                                                                 JUNE 30,        DECEMBER 31,
                                                                                                   2001              2000
                                                                                               ------------      ------------
                                                                                               (UNAUDITED)
                                                                                                      (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................     $      3,733      $      1,027
     Accounts receivable, net ............................................................           39,022            23,454
     Inventories .........................................................................           10,962            10,351
     Prepaid expenses ....................................................................            2,826             2,328
                                                                                               ------------      ------------
         Total current assets ............................................................           56,543            37,160
PROPERTY, net ............................................................................          188,340           191,404
GOODWILL AND OTHER INTANGIBLES, net ......................................................          237,165           242,041
OTHER ASSETS .............................................................................               10                55
                                                                                               ------------      ------------
TOTAL ....................................................................................     $    482,058      $    470,660
                                                                                               ============      ============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long term obligations ............................................     $      8,221      $      6,748
     Accounts payable ....................................................................           23,360            11,165
     Payable to affiliates ...............................................................              199               548
     Accrued expenses ....................................................................           21,620            17,585
                                                                                               ------------      ------------
         Total current liabilities .......................................................           53,400            36,046
LONG TERM OBLIGATIONS ....................................................................          334,655           325,522
COMMITMENTS AND CONTINGENCIES ............................................................               --                --
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 348,132 shares issued and outstanding at June 30, 2001 and
     331,669 shares issued and outstanding at December 31, 2000; liquidation preference
     of $100 per share ...................................................................           35,395            33,723
SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value, 50,000,000 shares authorized; 19,790,781 shares
         issued at June 30, 2001, and 19,692,315 shares issued at December 31, 2000 ......              198               197
     Additional paid-in capital ..........................................................          120,139           121,554
     Less:  298,231 shares of treasury stock, at cost ....................................           (1,491)           (1,491)
     Accumulated deficit .................................................................          (57,727)          (44,891)
     Accumulated other comprehensive loss ................................................           (2,511)               --
                                                                                               ------------      ------------
         Total shareholders' equity ......................................................           58,608            75,369
                                                                                               ------------      ------------
TOTAL ....................................................................................     $    482,058      $    470,660
                                                                                               ============      ============


            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                 --------------------------      --------------------------
                                                                    2001            2000            2001            2000
                                                                 ----------      ----------      ----------      ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues ...................................................     $   77,472      $   76,213      $  109,990      $  111,725
Cost of sales ..............................................         44,847          44,024          72,541          69,940
                                                                 ----------      ----------      ----------      ----------
Gross profit ...............................................         32,625          32,189          37,449          41,785
Operating expenses .........................................          9,760          10,305          18,641          18,523
Depreciation and amortization expense ......................          7,727           7,125          15,505          14,105
                                                                 ----------      ----------      ----------      ----------
Income from operations .....................................         15,138          14,759           3,303           9,157
Other income (expense), net ................................            (11)              8              (1)              8
Gain on disposition of assets ..............................            348              --             348              --
Interest expense ...........................................         (8,401)         (8,269)        (16,486)        (16,250)
                                                                 ----------      ----------      ----------      ----------
Income (loss) before income taxes ..........................          7,074           6,498         (12,836)         (7,085)
Income taxes ...............................................             --              --              --              --
                                                                 ----------      ----------      ----------      ----------
Net income (loss) before preferred dividends ...............          7,074           6,498         (12,836)         (7,085)
Preferred dividends ........................................           (854)           (769)         (1,672)         (1,519)
                                                                 ----------      ----------      ----------      ----------
Net income (loss) attributable to common shareholders ......     $    6,220      $    5,729      $  (14,508)     $   (8,604)
                                                                 ==========      ==========      ==========      ==========

Net income (loss) per share of common stock:
   Basic ...................................................     $     0.32      $     0.30      $    (0.75)     $    (0.45)
                                                                 ==========      ==========      ==========      ==========
   Diluted .................................................     $     0.31      $     0.29      $    (0.75)     $    (0.45)
                                                                 ==========      ==========      ==========      ==========

Weighted average common shares outstanding:
   Basic ...................................................         19,482          19,326          19,451          19,317
                                                                 ==========      ==========      ==========      ==========
   Diluted .................................................         20,218          20,064          19,451          19,317
                                                                 ==========      ==========      ==========      ==========



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                            COMMON STOCK
                                       -----------------------                                             ACCUMULATED
                                         NUMBER                                                               OTHER
                                           OF          PAR        PAID-IN       TREASURY    ACCUMULATED   COMPREHENSIVE
                                         SHARES       VALUE       CAPITAL         STOCK       DEFICIT          LOSS        TOTAL
                                       ----------   ----------   ----------    ----------   -----------   -------------  ----------
                                                                             (IN THOUSANDS)

Balance at December 31, 2000 ........      19,692   $      197   $  121,554    $   (1,491)   $  (44,891)   $       --    $   75,369
Issuance of common stock in
    connection with the 2000
    Employee Stock Purchase Plan ....          99            1          118            --            --            --           119
Dividends accumulated on
    10% exchangeable preferred
    stock ...........................          --           --       (1,672)           --            --            --        (1,672)
Fair value of employee stock
    options vested ..................          --           --          139            --            --            --           139
Comprehensive loss:
Net loss ............................          --           --           --            --       (12,836)           --       (12,836)
Initial recognition of derivative
    liability .......................          --           --           --            --            --        (1,653)       (1,653)
Change in fair value of derivative
    liability .......................          --           --           --            --            --          (858)         (858)
                                                                                                                         ----------
Total comprehensive loss ............          --           --           --            --            --            --       (15,347)
                                       ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at June 30, 2001 ............      19,791   $      198   $  120,139    $   (1,491)   $  (57,727)   $   (2,511)   $   58,608
                                       ==========   ==========   ==========    ==========    ==========    ==========    ==========



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------      ----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................................................     $  (12,836)     $   (7,085)
     Adjustments to reconcile net loss to net cash used in
     operating activities (excluding working capital from acquisitions):
         Depreciation and amortization ......................................         15,505          14,105
         Amortization of debt discount, net .................................             20              20
         Gain from disposal of assets .......................................           (347)             (8)
         Fair value of employee stock options vested ........................            139              --
         Change in assets and liabilities:
              Accounts receivable, inventory and prepaid expenses ...........        (16,935)        (18,426)
              Accounts payable and accrued expenses .........................         13,370           6,546
                                                                                  ----------      ----------
     Net cash used in operating activities ..................................         (1,084)         (4,848)
                                                                                  ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions .....................................................         (8,820)        (11,531)
     Cost of acquisitions ...................................................             --          (4,546)
     Increase (decrease) in other noncurrent assets .........................             33            (499)
     Proceeds from disposition of assets ....................................          1,872             903
                                                                                  ----------      ----------
     Net cash used in investing activities ..................................         (6,915)        (15,673)
                                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock ...................            119              85
     Repurchase of common and preferred stock ...............................             --              (1)
     Borrowings from lines of credit ........................................        114,623          24,663
     Repayment of lines of credit ...........................................       (103,954)             --
     Repayment of debt ......................................................            (83)            (85)
                                                                                  ----------      ----------
     Net cash provided by financing activities ..............................         10,705          24,662
                                                                                  ----------      ----------
NET INCREASE IN CASH AND EQUIVALENTS ........................................          2,706           4,141
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................          1,027           3,619
                                                                                  ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................     $    3,733      $    7,760
                                                                                  ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest .............................................     $   15,937      $   16,139
                                                                                  ==========      ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Initial recognition of derivative liability ............................     $    1,653      $       --
                                                                                  ==========      ==========
     Change in fair value of derivative liability ...........................     $      858      $       --
                                                                                  ==========      ==========


            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


1. GENERAL

         The condensed consolidated financial statements of Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") included herein are unaudited, except for the balance sheet as of December 31, 2000 that has been prepared from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As applicable under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. NEW ACCOUNTING PRONOUNCEMENTS

         The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this new accounting standard resulted in an after-tax charge for the cumulative effect of an accounting change to net income of $0 and an after-tax debit to other comprehensive income of approximately $1.7.

         On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Company's consolidated financial position or results of operations.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)


3.  ACQUISITIONS

         During the six months ended June 30, 2001, the Company did not close any acquisitions. The Company has accounted for all of its prior acquisitions using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from the Company's acquisitions was $1.6 million for the three months ended June 30, 2001 and 2000 and $3.2 million for the six months ended June 30, 2001 and 2000.

         The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents a summary of the consolidated results of operations for the three and six months ended June 30, 2000 as if the acquisitions during 2000 had occurred as of January 1, 2000:

                                                                  PERIOD ENDED
                                                                  JUNE 30, 2000
                                                            -------------------------
                                                             3 MONTHS       6 MONTHS
                                                            ----------     ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Acquisitions during 2000:
     Revenues .........................................     $   76,407     $  112,004
     Net loss attributable to common shareholders .....          5,746         (8,622)
     Basic earnings per share .........................           0.30          (0.45)
     Diluted earnings per share .......................           0.29          (0.45)

4. INVENTORY

         Inventories contain raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

                                                  JUNE 30,      DECEMBER 31,
                                                    2001           2000
                                                 ----------     -----------
                                                      (IN THOUSANDS)

Raw materials and supplies .................     $    9,319     $    8,885
Finished goods .............................          1,643          1,466
                                                 ----------     ----------
     Total .................................     $   10,962     $   10,351
                                                 ==========     ==========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)


5. LONG TERM OBLIGATIONS

         The Company has an $88 million senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan"). At June 30, 2001, the Company had $13.1 million of availability under the Credit Facility.

         Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At June 30, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.12%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Company pays a 0.375% fee monthly on the average availability under the Credit Facility. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan began July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         On November 28, 2000, the Company entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of four years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, the Company will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, the Company will pay the difference plus 1%. If the Company had been required to settle the Collar Agreement as of June 30, 2001, the Company would have had to pay $2.51 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company's assets and the capital stock of all of the Company's subsidiaries. The Credit Facility was amended on May 14, 2001 to restructure certain financial covenants and adjust the required minimum availabilities and seasonal overadvances provided to the Company. As of June 30, 2001, the Company was in compliance with all covenants.

         At June 30, 2001 and December 31, 2000, long term obligations consisted of the following:

                                                                        JUNE 30,      DECEMBER 31,
                                                                          2001            2000
                                                                       ----------     ------------
                                                                             (IN THOUSANDS)

9 3/4% senior notes ..............................................     $  270,000      $  270,000
Less:  Unamortized debt discount on 9 3/4% senior notes ..........           (143)           (163)
Credit Facility ..................................................         72,366          61,697
Other ............................................................            653             736
                                                                       ----------      ----------
Total ............................................................        342,876         332,270
Less:  Current maturities ........................................         (8,221)         (6,748)
                                                                       ----------      ----------
     Long term obligations, net ..................................     $  334,655      $  325,522
                                                                       ==========      ==========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)


6. EARNINGS PER SHARE

         The computation of earnings per share is based on net income (loss), after deducting the dividend requirement of preferred stock, divided by the weighted average number of shares outstanding. Options and warrants to purchase 5,049,680 and 3,749,231 shares of common stock issuable under stock options or warrants that are outstanding but exercisable at prices above the Company's average common stock price for the three months ended June 30, 2001 and 2000, respectively, have not been included in the computation of earnings per share. For the six months ended June 30, 2001 and 2000, all potentially dilutive securities are antidilutive and have not been included in the computation of earnings per share.

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                   --------------------------      --------------------------
                                                                      2001            2000            2001            2000
                                                                   ----------      ----------      ----------      ----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings (Loss) for Basic and Diluted Computation:
   Net income (loss) before preferred dividends ..............     $    7,074      $    6,498      $  (12,836)     $   (7,085)
   Preferred dividends .......................................           (854)           (769)         (1,672)         (1,519)
                                                                   ----------      ----------      ----------      ----------
   Net income (loss) attributable to common shareholders .....     $    6,220      $    5,729      $  (14,508)     $   (8,604)
                                                                   ==========      ==========      ==========      ==========

Basic Earnings (Loss) Per Share:
   Weighted average common shares outstanding ................         19,482          19,326          19,451          19,317
                                                                   ==========      ==========      ==========      ==========
   Net income (loss) attributable to common shareholders .....     $     0.32      $     0.30      $    (0.75)     $    (0.45)
                                                                   ==========      ==========      ==========      ==========

Diluted Earnings (Loss) per Share:
   Weighted average common shares outstanding ................         19,482          19,326          19,451          19,317
   Shares issuable from assumed conversion of stock
     options and warrants ....................................            736             738              --              --
                                                                   ----------      ----------      ----------      ----------
   Weighted average common shares outstanding,
     as adjusted .............................................         20,218          20,064          19,451          19,317
                                                                   ==========      ==========      ==========      ==========

   Net income (loss) attributable to common shareholders .....     $     0.31      $     0.29      $    (0.75)     $    (0.45)
                                                                   ==========      ==========      ==========      ==========

7. CAPITAL STOCK

         The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 19,492,550 shares were outstanding at June 30, 2001 and up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2001, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 348,132 shares were outstanding. As of June 30, 2001, the Company had reserved shares of common stock for the exercise of stock options under its various stock option plans as follows:

     o 393,700 shares reserved under the 1994 Stock Option Plan; 324,450 outstanding

     o 1,000,000 shares reserved under the 1998 Stock Option Plan; 994,744 outstanding

     o 1,000,000 shares reserved under the 2001 Stock Option Plan, 967,000 outstanding

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)


         As of June 30, 2001, 3,499,150 shares were reserved for issuance upon the exercise of outstanding warrants and options. Additionally, 500,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the "ESPP"). Through June 30, 2001, 165,402 shares had been issued under the ESPP.

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

                                                              JUNE 30,        DECEMBER 31,
                                                                2001              2000
                                                            ------------      ------------
                                                                    (IN THOUSANDS)
Balance Sheet Data:
     Current assets ...................................     $     55,527      $     35,908
     Property and equipment ...........................          188,340           191,047
     Total assets .....................................          479,147           460,617
     Current liabilities ..............................           30,654            16,743
     Long term debt ...................................              431               488
     Total shareholder's deficit ......................          (19,049)           (6,558)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                 -------------------------     --------------------------
                                                    2001           2000           2001            2000
                                                 ----------     ----------     ----------      ----------
                                                                      (IN THOUSANDS)
Operating Data:
     Net revenues ..........................     $   77,472     $   76,213     $  109,990      $  111,725
     Gross profit ..........................         33,625         32,189         37,449          41,785
     Net income (loss) .....................          7,245          7,631        (12,491)         (5,201)

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

         During May 2001, the Company entered into a non-cancelable operating lease to finance the installation of Ice Factories. The lease contains aggregate annual commitments of approximately $2.8 million over the next four years.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)

10.  SEGMENT INFORMATION

         The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehouses, bottled water and the sale and leasing of ice production equipment. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization and gain or loss on disposition of assets ("EBITDA") and does not allocate assets by segments. Segment information for the three months ended June 30, 2001 and 2000 is as follows:

                                                  THREE MONTHS ENDED JUNE 30, 2001
                                      --------------------------------------------------------
                                         ICE           NON-ICE      ELIMINATION       TOTAL
                                      ----------      ----------    -----------     ----------
                                                           (IN THOUSANDS)
Revenues ........................     $   72,014      $    5,458     $       --     $   77,472
Cost of sales ...................         41,639           3,208             --         44,847
                                      ----------      ----------     ----------     ----------
Gross profit ....................         30,375           2,250             --         32,625
Operating expenses ..............          8,829             931             --          9,760
Other income (expense), net .....            (11)             --             --            (11)
                                      ----------      ----------     ----------     ----------
     EBITDA .....................     $   21,535      $    1,319     $       --     $   22,854
                                      ==========      ==========     ==========     ==========

                                                 THREE MONTHS ENDED JUNE 30, 2000
                                      -------------------------------------------------------
                                         ICE          NON-ICE      ELIMINATION       TOTAL
                                      ----------     ----------    -----------     ----------
                                                           (IN THOUSANDS)
Revenues ........................     $   71,178     $    5,035     $       --     $   76,213
Cost of sales ...................         41,199          2,825             --         44,024
                                      ----------     ----------     ----------     ----------
Gross profit ....................         29,979          2,210             --         32,189
Operating expenses ..............          9,406            899             --         10,305
Other income (expense), net .....              8             --             --              8
                                      ----------     ----------     ----------     ----------
     EBITDA .....................     $   20,581     $    1,311     $       --     $   21,892
                                      ==========     ==========     ==========     ==========

         Segment information for the six months ended June 30, 2001 and 2000 is as follows:

                                                   SIX MONTHS ENDED JUNE 30, 2001
                                      ---------------------------------------------------------
                                         ICE           NON-ICE      ELIMINATION        TOTAL
                                      ----------      ----------    -----------      ----------
                                                           (IN THOUSANDS)
Revenues ........................     $   99,383      $   10,607     $       --      $  109,990
Cost of sales ...................         66,152           6,389             --          72,541
                                      ----------      ----------     ----------      ----------
Gross profit ....................         33,231           4,218             --          37,449
Operating expenses ..............         16,886           1,755             --          18,641
Other income (expense), net .....             (1)             --             --              (1)
                                      ----------      ----------     ----------      ----------
     EBITDA .....................     $   16,344      $    2,463     $       --      $   18,807
                                      ==========      ==========     ==========      ==========

                                                  SIX MONTHS ENDED JUNE 30, 2000
                                      -------------------------------------------------------
                                         ICE          NON-ICE      ELIMINATION       TOTAL
                                      ----------     ----------    -----------     ----------
                                                          (IN THOUSANDS)
Revenues ........................     $  102,154     $    9,571     $       --     $  111,725
Cost of sales ...................         64,728          5,212             --         69,940
                                      ----------     ----------     ----------     ----------
Gross profit ....................         37,426          4,359             --         41,785
Operating expenses ..............         16,788          1,735             --         18,523
Other income (expense), net .....              8             --             --              8
                                      ----------     ----------     ----------     ----------
     EBITDA .....................     $   20,646     $    2,624     $       --     $   23,270
                                      ==========     ==========     ==========     ==========

         Reconciliation of EBITDA to net income (loss) before preferred dividends for the three and six month periods ended June 30, 2001 and 2000 is as follows:

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                            --------------------------      --------------------------
                                                               2001            2000            2001            2000
                                                            ----------      ----------      ----------      ----------
                                                                                 (IN THOUSANDS)
EBITDA ................................................     $   22,854      $   21,892      $   18,807      $   23,270
Gain on disposition of assets .........................            348              --             348              --
Depreciation and amortization .........................         (7,727)         (7,125)        (15,505)        (14,105)
Interest expense ......................................         (8,401)         (8,269)        (16,486)        (16,250)
Income taxes ..........................................             --              --              --              --
                                                            ----------      ----------      ----------      ----------
Net income (loss) before preferred dividends ..........     $    7,074      $    6,498      $  (12,836)     $   (7,085)
                                                            ==========      ==========      ==========      ==========

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

GENERAL

         Packaged Ice is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 76,000 customer locations in 31 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. These acquisitions have allowed us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers.

         We have two principal business segments - ice products and non-ice operations. Ice products accounted for approximately 92% of revenues in 2000 and approximately 90% for the six months ended June 30, 2001. Ice products consist of the following two activities:

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

         At June 30, 2001, we owned or operated 61 ice manufacturing plants, one bottled-water manufacturing facility, 48 distribution centers, eight refrigerated warehouses and had an installed base of 2,933 Ice Factories.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Revenues: Revenues increased $1.3 million, from $76.2 million for the three months ended June 30, 2000 to $77.5 million for the three months ended June 30, 2001. Revenues in our ice segment increased $0.9 million as a result of additional Ice Factory placements and an expanded presence in the West Coast markets. This increase was partly offset by sales decreases in other parts of the country, primarily due to unfavorable weather. Revenues in our non-ice segment increased $0.4 million, primarily due to increased bottled water sales.

         Cost of Sales: Cost of sales increased $0.8 million, from $44.0 million for the three months ended June 30, 2000 to $44.8 million for the three months ended June 30, 2001. This increase primarily resulted from increased sales volumes, higher fuel costs and the impact of using operating leases to install a significant portion of our new Ice Factories. Operating leases result in greater charges to cost of sales than would be incurred if the company had acquired the Ice Factories as property additions. These increases were partially offset by increased labor efficiencies in our plants. As a percentage of revenues, cost of sales was 57.8% for the three months ended June 30, 2000 and 57.9% for the three months ended June 30, 2001.

         Gross Profit: Gross profit increased $0.4 million, from $32.2 million for the three months ended June 30, 2000 to $32.6 million for the three months ended June 30, 2001. This increase primarily resulted from the greater sales volume in our ice segment. As a percentage of revenues, gross profit was 42.2% for the three months ended June 30, 2000 and 42.1% for the three months ended June 30, 2001. The decrease in margin resulted from higher fuel costs and the impact of operating leases for new Ice Factory installations, partially offset by increased labor efficiencies.

         Operating Expenses: Operating expenses decreased $0.5 million, from $10.3 million for the three months ended June 30, 2000 to $9.8 million for the three months ended June 30, 2001. This decrease resulted primarily from increased labor efficiencies. As a percentage of revenues, operating expenses decreased from 13.5% for the three months ended June 30, 2000 to 12.6% for the three months ended June 30, 2001. This decrease was due to greater efficiencies as our current period general and administrative expenses were spread over the larger base of revenues during the three months ended June 30, 2001.

         Depreciation and Amortization: Depreciation and amortization increased $0.6 million, from $7.1 million for the three months ended June 30, 2000 to $7.7 million for the three months ended June 30, 2001. This increase was primarily due to property additions and additions to intangible assets since June 30, 2000. As a percentage of revenues, depreciation and amortization increased from 9.3% for the three months ended June 30, 2000 to 10.0% for the three months ended June 30, 2001. This increase resulted from depreciation and amortization expense increasing at a faster rate than revenue growth.

         Interest Expense: Interest expense increased $0.1 million, from $8.3 million for the three months ended June 30, 2000 to $8.4 million for the three months ended June 30, 2001. As a percentage of revenues, interest expense remained constant at 10.8% from the three months ended June 30, 2000 to the three months ended June 30, 2001. The dollar increase in interest expense was a result of higher levels of borrowings under our Credit Facility during the three months ended June 30, 2001 as compared to the three months ended June 2000, partially offset by a decrease in interest rates.

         Gain on Disposition of Assets: During the three months ended June 30, 2001, we sold certain non-core assets, including several pieces of real estate and substantially all of our ice production equipment sales and leasing business.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Revenues: Revenues decreased $1.7 million, from $111.7 million for the six months ended June 30, 2000 to $110.0 million for the six months ended June 30, 2001. Revenues in our ice segment decreased $2.7 million, primarily as a result of colder and wetter weather in the first three months of 2001 as compared to the first three months of 2000. This decrease was offset by an $1.0 increase in revenues in our non-ice segment, primarily due to increased bottled water sales.

         Cost of Sales: Cost of sales increased $2.6 million, from $69.9 million for the six months ended June 30, 2000 to $72.5 million for the six months ended June 30, 2001. As a percentage of revenues, cost of sales increased from 62.6% for the six months ended June 30, 2000 to 66.0% for the six months ended June 30, 2001. This increase primarily resulted from (i) the fact that not all of our costs change proportionately to changes in revenues, especially in the first and fourth calendar quarters, when fixed costs account for a greater proportion of our cost of sales, (ii) increases in fuel prices and employee health benefit costs (primarily in the first quarter of 2001), and (iii) the impact of additional Ice Factory operating leases.

         Gross Profit: Gross profit decreased $4.4 million, from $41.8 million for the six months ended June 30, 2000 to $37.4 million for the six months ended June 30, 2001. As a percentage of revenues, gross profit decreased from 37.4% for the six months ended June 30, 2000 to 34.0% for the six months ended June 30, 2001. These decreases were the result of decreased sales and higher costs related to fuel, health benefits, and operating leases.

         Operating Expenses: Operating expenses increased $0.1 million, from $18.5 million for the six months ended June 30, 2000 to $18.6 million for the six months ended June 30, 2001. As a percentage of revenues, operating expenses increased from 16.6% for the six months ended June 30, 2000 to 16.9% for the six months ended June 30, 2001. This increase was due to increased health insurance costs, offset by labor efficiencies realized in the three months ended June 30, 2001.

         Depreciation and Amortization: Depreciation and amortization increased $1.4 million, from $14.1 million for the six months ended June 30, 2000 to $15.5 million for the six months ended June 30, 2001. This increase was primarily due to property additions and additions to intangible assets since June 30, 2000. As a percentage of revenues, depreciation and amortization increased from 12.6% for the six months ended June 30, 2000 to 14.1% for the six months ended June 30, 2001. This increase resulted from depreciation and amortization expense increasing at a faster rate than revenue growth.

         Interest Expense: Interest expense increased $0.2 million, from $16.3 million for the six months ended June 30, 2000 to $16.5 million for the six months ended June 30, 2001. As a percentage of revenues, interest expense increased from 14.5% for the six months ended June 30, 2000 to 15.0% for the six months ended June 30, 2001. The dollar increase in interest expense was a result of higher levels of borrowings under our Credit Facility during the six months ended June 30, 2001 as compared to the six months ended June 2000, partially offset by a decrease in interest rates.

         Gain on Disposition of Assets: During the six months ended June 30, 2001, we sold certain non-core assets, including several pieces of real estate and substantially all of our ice production equipment sales and leasing business.

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

         o capital expenditures related to replacing and modernizing capital equipment; and the manufacturing and installation of additional Ice Factories and

         o        acquisitions.

         We estimate that our capital expenditures for 2001 will be less than $15.0 million and will primarily be used to maintain and expand our traditional ice operations and install Ice Factories (at an approximate cost of $0.6 million to $1.1 million). There can be no assurance that capital expenditures will not exceed this estimate. We initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy through 2001. There can be no assurance that we will be able to continue to find suitable lessors for this program. In addition, as we have consolidated acquisitions into the existing company infrastructure, we have identified non-core excess assets. In the first six months of 2001 and for the full year 2000, we realized proceeds of approximately $1.9 million and $2.0 million, respectively, as a result of dispositions of non-core assets. We are continuing to market certain non-core assets that we have determined to be disposable.

         Our loss for the first six months of 2001 was larger than what we experienced in the first six months of 2000. However, we believe that we will have adequate working capital to meet our debt service requirements and to satisfy working capital and general corporate needs. At June 30, 2001, we had a working capital surplus of approximately $3.1 million (surplus of $11.4 million exclusive of current maturities of long-term debt), approximately $3.7 million of cash and cash equivalents and $13.1 million of available borrowings under the revolving loan of our credit facility.

         Our business is highly seasonal. Although we have experienced an increase in cash flows from operations, we have reported, and may report in the future, negative cash flows during the first and fourth quarters when the weather is generally cooler. We believe, however, that our overall treasury management of cash on hand and available borrowings under our credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements, and satisfy working capital and general corporate needs.

         At June 30, 2001, we had approximately $342.9 million of long-term debt, including current maturities, outstanding as follows:

         o        $ 270.0 million of 9 3/4% senior notes due 2005;

         o        $ 72.4 million outstanding under our credit facility; and

         o        $ 0.5 million of other debt, net of debt discount.

         We have an $88 million senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan").

         Principal balances outstanding under the Credit Facility bear interest per annum, at our option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At June 30, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.12%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan began on July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         Covenants contained in the Credit Facility and the indenture governing the 9 3/4% senior notes require us to meet certain financial tests, and other restrictions limit our ability to pay dividends, borrow additional funds or to acquire or dispose of assets. All of our assets and the capital stock of all of our subsidiaries collateralize the Credit Facility. We amended the Credit Facility on May 14, 2001 to restructure certain financial covenants and adjust the required minimum availabilities and seasonal overadvances provided to us. As of June 30, 2001, we were in compliance with all covenants. The 9 3/4% senior notes are generally unsecured obligations, and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and pari passu to all of our senior indebtedness. The 9 3/4% senior notes are effectively subordinated to the Credit Facility.

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

         We implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this new accounting standard resulted in an after-tax charge for the cumulative effect of an accounting change to net income of $0 and an after-tax debit to other comprehensive income of approximately $1.7 million.

         On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We were required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on our consolidated financial position or results of operations.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002. We have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

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

         We have financed many of our acquisitions through the incurrence of debt, and consequently, we have substantial debt service requirements. At June 30, 2001, our total indebtedness was $342.9 million. Our high level of debt could have important consequences to us, including the following:

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

         THE MARKET VALUE OF OUR COMMON STOCK COULD BE FURTHER ADVERSELY AFFECTED IF WE CONTINUE TO REPORT OPERATING LOSSES.

         Since Packaged Ice was formed in 1990, we have reported substantial net losses. This has been primarily due to the following:

o interest expenses primarily associated with our 9 3/4% senior notes and debt under our Credit Facility;

o substantial amortization of goodwill and other intangible assets associated with our acquisitions; and

o    substantial depreciation of property, plant and equipment.

         As of June 30, 2001, we had an accumulated deficit of $57.7 million. We cannot guarantee that we will be profitable in the future.

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

         WE NOW HAVE A COMPETITOR IN THE ICE FACTORY MARKET, WHICH COULD TAKE SOME OF OUR CUSTOMERS' BUSINESS.

         As the sole major company using an on-site ice production and delivery system, we had a distinct competitive advantage because the Ice Factory is preferred to traditional ice delivery by many of our high volume customers and the Ice Factory sector of our business gives us more flexibility during peak seasons than our competitors. In 2001, a competitor began testing a similar machine in certain of its markets. If our competitor is successful with the rollout of this system, it is possible that we may lose business we have gained and business we would gain as a result of the Ice Factory, which will result in decreased cash flows and results of operations.

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

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Acquisitions often result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 49.2% of our total assets and exceeded shareholders' equity by $178.6 million as of June 30, 2001. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 will cease on December 31, 2001. We will be required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         We are exposed to some market risk due to the floating interest rate under our Credit Facility. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan began on July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         As of June 30, 2001, the Credit Facility had an outstanding principal balance of $72.4 million at a weighted average interest rate of 8.12% per annum. A 1.0% increase in interest rates could result in a $0.7 million annual increase in interest expense on the existing principal balance.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of four years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of June 30, 2001, we would have had to pay $2.51 million.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 1, 2001, we granted options under the 1998 Stock Option Plan to a certain employee to purchase 4,800 shares of common stock at an exercise price of $1.70 per share.

         On April 16, 2001, we issued 64,328 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $1.17 per share.

         On April 19, 2001, we granted options under the 2001 Stock Option Plan to certain employees to purchase 150,000 shares of common stock at an exercise price of $1.60 per share.

         On April 24, 2001, the Company and our transfer agent, U.S. Trust Company of Texas, N.A., amended the warrant agreement, dated October 16, 1997, in order to allow the holders of warrants under the warrant agreement the option to exercise the warrants in a cashless exercise.

         On May 1, 2001, we elected to pay in kind dividends on our 10% exchangeable preferred stock, which totaled 16,433 shares of 10% exchangeable preferred stock and warrants to purchase 126,412 shares of common stock at $13.00 per share.

         On June 1, 2001, we canceled 100,000 options previously granted to a consultant and granted options under the 2001 Stock Option Plan to a certain employee to purchase 30,000 shares of common stock at an exercise price of $1.85 per share.

         On June 20, 2001, we granted options under the 1998 Stock Option Plan to certain directors to purchase 40,000 shares of common stock at an exercise price of $2.00 per share.

         On June 20, 2001, we granted options under the 2001 Stock Option Plan to certain employees and directors to purchase 787,000 shares of common stock at an exercise price of $2.00 per share.

         On July 12, 2001, we issued 286,928 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $1.4705 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 19, 2001, the company held its annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

         1. Election of six directors to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified.

         2. A proposal to ratify the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2001.

         3.       A proposal to approve the 2001 Employee Stock Option Plan.

         4. A proposal to amend the 2000 Employee Stock Purchase Plan to increase the number of shares of common stock issuable under the plan from 250,000 shares to 500,000 shares.

         A total of 19,492,550 shares of the company's common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 18,425,165 shares were represented in person or by proxy at the meeting and voted as follows:

                  With respect to each of the following eight nominees for election to the Board of Directors, shares were voted as follows: A.J. Lewis III (17,783,196 for; none against; 387,269 withheld); Steven P. Rosenberg (17,783,196 for; none against; 387,269 withheld); William P. Brick (18,137,896 for; none against; 32,569 withheld); Richard A. Coonrod (18,137,896 for; none against; 32,569 withheld); Robert G. Miller (18,137,896 for; none against; 32,569 withheld); and David J. Losito (18,137,896 for; none against; 32,569 withheld).

                  With respect to the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2001, shares were voted as follows: 18,148,471 for; 16,619 votes against; and 5,375 votes withheld.

                  With respect to the approval of the 2001 Employee Stock Option Plan, shares were voted as follows: 10,996,914 for; 790,946 against; and 14,805 withheld.

                  With respect to the approval of the amendment to the 2000 Employee Stock Purchase Plan to increase the number of shares of common stock issuable under the plan from 250,000 shares to 500,000 shares, shares where voted as follows: 11,477,611 for; 273,349 against; and 21,705 withheld.

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

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------

      4.1+ First Amendment to the Warrant Agreement, dated April 24, 2001, between the Company and U.S. Trust Company of Texas, N.A.
                amending the Warrant Agreement dated October 16, 1997.

     10.1+      Form of Strategic Management Team Change of Control Bonus
                Agreement, dated May 9, 2001 (entered into between the Company and each of William P. Brick and Jimmy C. Weaver, individually).

     10.2+      Form of Strategic Management Team Change of Control Bonus
                Agreement, dated May 9, 2001 (entered into between the Company and each of Graham D. Davis, Steven J. Janusek and Ben D. Key, individually).

     10.3+      Form of Strategic Management Team Change of Control Bonus
                Agreement, dated May 9, 2001 (entered into between the Company and each of Thomas L. Dann, Michael P. Busch, Billy W. Daniel,
                Joseph A. Geloso, William A. Newberry and Neil D. Showalter, individually).

     10.4+      Indemnification Agreement between the Company and William P.
                Brick, dated April 19, 2001.

     10.5+ Severance Agreement between the Company and James F. Stuart, dated April 19, 2001.

     10.6+ Severance Agreement between the Company and Leonard A. Bedell, dated June 1, 2001.

     10.7+      Agreement between the Company and A.J. Lewis III, dated June 19,
                2001.

----------

+  Filed herewith.

(b)  REPORTS ON FORM 8-K:

         Packaged Ice's Form 8-K filed with the Securities and Exchange Commission on April 25, 2001 is incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PACKAGED ICE, INC.


Date:  August 9, 2001              By:       /s/ WILLIAM P. BRICK
                                             -----------------------------------
                                             William P. Brick
                                             Chief Executive Officer


Date:  August 9, 2001              By:       /s/ STEVEN J. JANUSEK
                                             -----------------------------------
                                             Steven J. Janusek
                                             Chief Financial and Accounting
                                             Officer

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------

      4.1+ First Amendment to the Warrant Agreement, dated April 24, 2001, between the Company and U.S. Trust Company of Texas, N.A.
                amending the Warrant Agreement dated October 16, 1997.

     10.1+      Form of Strategic Management Team Change of Control Bonus
                Agreement, dated May 9, 2001 (entered into between the Company and each of William P. Brick and Jimmy C. Weaver, individually).

     10.2+      Form of Strategic Management Team Change of Control Bonus
                Agreement, dated May 9, 2001 (entered into between the Company and each of Graham D. Davis, Steven J. Janusek and Ben D. Key, individually).

     10.3+      Form of Strategic Management Team Change of Control Bonus
                Agreement, dated May 9, 2001 (entered into between the Company and each of Thomas L. Dann, Michael P. Busch, Billy W. Daniel,
                Joseph A. Geloso, William A. Newberry and Neil D. Showalter, individually).

     10.4+      Indemnification Agreement between the Company and William P.
                Brick, dated April 19, 2001.

     10.5+ Severance Agreement between the Company and James F. Stuart, dated April 19, 2001.

     10.6+ Severance Agreement between the Company and Leonard A. Bedell, dated June 1, 2001.

     10.7+      Agreement between the Company and A.J. Lewis III, dated June 19,
                2001.

----------

+  Filed herewith.