Form 10-Q
period 2001-09-30
PACKAGED ICE INC
filed 2001-11-14
CIK 917731

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
    X
  ----          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR
  ----
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The total number of shares of common stock, par value $0.01 per share, outstanding as of November 14, 2001 was 20,140,337.


================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                                       PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and December 31, 2000................................................................3
              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)........................................4
              Condensed Consolidated Statement of Shareholders' Equity as of September 30, 2001
                  (unaudited)..........................................................................5
              Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2001 and 2000 (unaudited)..............................................6
              Notes to the Condensed Consolidated Financial Statements (unaudited).....................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................23

                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................23

Item 2.   Changes in Securities and Use of Proceeds...................................................23

Item 3.   Defaults Upon Senior Securities.............................................................24

Item 4.   Submission of Matters to a Vote of Security Holders.........................................24

Item 5.   Other Information...........................................................................24

Item 6.   Exhibits and Reports on Form 8-K............................................................24

SIGNATURES............................................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                                    2001              2000
                                                                                                -------------     -------------
                                                                                                (UNAUDITED)
                                                                                                       (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents .............................................................    $       2,786     $       1,027
     Accounts receivable, net ..............................................................           35,715            23,454
     Inventories ...........................................................................            9,356            10,351
     Prepaid expenses ......................................................................            2,263             2,328
                                                                                                -------------     -------------
         Total current assets ..............................................................           50,120            37,160
PROPERTY, net ..............................................................................          186,417           191,404
GOODWILL AND OTHER INTANGIBLES, net ........................................................          235,949           242,041
OTHER ASSETS ...............................................................................               10                55
                                                                                                -------------     -------------
TOTAL ......................................................................................    $     472,496     $     470,660
                                                                                                =============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long term obligations ..............................................    $      58,085     $       6,748
     Accounts payable ......................................................................           22,058            11,165
     Payable to affiliates .................................................................               97               548
     Accrued expenses ......................................................................           16,732            17,585
                                                                                                -------------     -------------
         Total current liabilities .........................................................           96,972            36,046
LONG TERM OBLIGATIONS ......................................................................          270,198           325,522
COMMITMENTS AND CONTINGENCIES ..............................................................               --                --
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 348,132 shares issued and outstanding at September 30, 2001 and
         331,669 at December 31, 2000, liquidation preference of $100 per share ............           36,273            33,723
SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value, 50,000,000 shares authorized; 20,408,056 shares
         issued at September 30, 2001, and 19,692,315 shares issued at December 31, 2000 ...              204               197
     Additional paid-in capital ............................................................          119,773           121,554
     Less:  298,231 shares of treasury stock, at cost ......................................           (1,491)           (1,491)
     Accumulated deficit ...................................................................          (44,921)          (44,891)
     Accumulated other comprehensive loss ..................................................           (4,512)               --
                                                                                                -------------     -------------
         Total shareholders' equity ........................................................           69,053            75,369
                                                                                                -------------     -------------
TOTAL ......................................................................................    $     472,496     $     470,660
                                                                                                =============     =============



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2001            2000              2001              2000
                                                                ------------     ------------     ------------     ------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues ...................................................    $     88,328     $     89,712     $    198,318     $    201,438
Cost of sales ..............................................          50,608           48,491          123,149          118,432
                                                                ------------     ------------     ------------     ------------
Gross profit ...............................................          37,720           41,221           75,169           83,006
Operating expenses .........................................           8,615            9,525           27,256           28,048
Depreciation and amortization expense ......................           7,716            7,311           23,221           21,417
                                                                ------------     ------------     ------------     ------------
Income from operations .....................................          21,389           24,385           24,692           33,541
Other income, net ..........................................              27                6               26               14
Gain (loss) on disposition of assets .......................            (236)              --              112               --
Interest expense ...........................................          (8,374)          (8,319)         (24,860)         (24,568)
                                                                ------------     ------------     ------------     ------------
Income (loss) before income taxes ..........................          12,806           16,072              (30)           8,987
Income taxes ...............................................              --               --               --               --
                                                                ------------     ------------     ------------     ------------
Net income (loss) before preferred dividends ...............          12,806           16,072              (30)           8,987
Preferred dividends ........................................            (878)            (794)          (2,550)          (2,314)
                                                                ------------     ------------     ------------     ------------
Net income (loss) attributable to common shareholders ......    $     11,928     $     15,278     $     (2,580)    $      6,673
                                                                ============     ============     ============     ============

Net income (loss) per share of common stock:
   Basic ...................................................    $       0.60     $       0.79     $      (0.13)    $       0.35
                                                                ============     ============     ============     ============
   Diluted .................................................    $       0.58     $       0.76     $      (0.13)    $       0.33
                                                                ============     ============     ============     ============

Weighted average common shares outstanding:
   Basic ...................................................          19,972           19,356           19,626           19,330
                                                                ============     ============     ============     ============
   Diluted .................................................          20,469           20,075           19,626           20,050
                                                                ============     ============     ============     ============



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                            COMMON STOCK
                                         ---------------------                                         ACCUMULATED
                                          NUMBER                 ADDITIONAL                               OTHER
                                            OF          PAR       PAID-IN     TREASURY    ACCUMULATED  COMPREHENSIVE
                                          SHARES       VALUE      CAPITAL       STOCK       DEFICIT        LOSS           TOTAL
                                         ---------   ---------   ----------   ---------   ----------   -------------    ---------
                                                                                 (IN THOUSANDS)

Balance at December 31, 2000 .........      19,692   $     197   $ 121,554    $  (1,491)   $ (44,891)   $         --    $  75,369
Issuance of common stock in
    connection with the 2000
    Employee Stock Purchase Plan .....         386           4         537           --           --              --          541
Exercise of employee stock options ...         100           1         159           --           --              --          160
Conversion of warrants ...............         230           2          (2)          --           --              --           --
Dividends accumulated on
    10% exchangeable preferred
    stock ............................          --          --      (2,550)          --           --              --       (2,550)
Fair value of employee stock
    options vested ...................          --          --          75           --           --              --           75
Comprehensive loss:
Net loss .............................          --          --          --           --          (30)             --          (30)
Initial recognition of derivative
    liability ........................          --          --          --           --           --          (1,653)      (1,653)
Change in fair value of derivative
    liability ........................          --          --          --           --           --          (2,859)      (2,859)
                                                                                                                        ---------
Total comprehensive loss .............          --          --          --           --           --              --       (4,542)
                                         ---------   ---------   ---------    ---------    ---------    ------------    ---------
Balance at September 30, 2001 ........      20,408   $     204   $ 119,773    $  (1,491)   $ (44,921)   $     (4,512)   $  69,053
                                         =========   =========   =========    =========    =========    ============    =========




            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                ------------     ------------
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .....................................................    $        (30)    $      8,987
     Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
         Depreciation and amortization .....................................          23,221           21,417
         Amortization of debt discount, net ................................              30               30
         Gain from disposal of assets ......................................            (138)             (14)
         Fair value of employee stock options vested .......................              75               --
         Change in assets and liabilities:
              Accounts receivable, inventory and prepaid expenses ..........         (11,706)         (17,358)
              Accounts payable and accrued expenses ........................           5,022           (1,227)
                                                                                ------------     ------------
     Net cash provided by operating activities .............................          16,474           11,835
                                                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions ....................................................         (13,582)         (17,092)
     Cost of acquisitions ..................................................              --           (4,557)
     Increase in other noncurrent assets ...................................          (1,277)            (556)
     Proceeds from disposition of assets ...................................           3,460            1,685
                                                                                ------------     ------------
     Net cash used in investing activities .................................         (11,399)         (20,520)
                                                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock ..................             701              139
     Repurchase of common and preferred stock ..............................              --               (1)
     Borrowings from lines of credit .......................................         195,857           42,125
     Repayment of lines of credit ..........................................        (199,663)         (28,700)
     Repayment of debt .....................................................            (211)          (4,746)
                                                                                ------------     ------------
     Net cash provided by (used in) financing activities ...................          (3,316)           8,817
                                                                                ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................           1,759              132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................           1,027            3,619
                                                                                ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................    $      2,786     $      3,751
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest ............................................    $     31,167     $     31,015
                                                                                ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Conversion of warrants in exchange for common stock ...................    $         --     $         --
                                                                                ============     ============
     Initial recognition of derivative liability ...........................    $      1,653     $         --
                                                                                ============     ============
     Change in fair value of derivative liability ..........................    $      2,859     $         --
                                                                                ============     ============

            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)





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

         In July 2001, SFAS No. 141, "Business Combinations" was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Company's consolidated financial position or results of operations.

         In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Although management has not yet quantified the impact that this statement will have on the Company's consolidated financial position or results of operations, it does believe that there will be a significant writedown of goodwill upon adoption.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)


         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " was issued by the FASB. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. The Company expects to adopt this Statement during the first quarter of 2002. Management does not believe that the adoption of this Statement will have a significant effect on the Company's consolidated financial position or results of operations.

3. ACQUISITIONS

         During the nine months ended September 30, 2001, the Company did not close any acquisitions. The Company has accounted for all of its prior acquisitions using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense of goodwill and other intangible assets resulting from the Company's acquisitions was $1.6 million for the three months ended September 30, 2001 and 2000 and $4.8 million for the nine months ended September 30, 2001 and 2000.

         The operating results of the acquisitions have been included in the Company's condensed consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents a summary of the consolidated results of operations for the three and nine months ended September 30, 2000 as if the acquisitions during 2000 had occurred as of January 1, 2000:



                                                                        PERIOD  ENDED
                                                                      SEPTEMBER 30, 2000
                                                                ------------------------------
                                                                  3 MONTHS          9 MONTHS
                                                                -------------    -------------
                                                                    (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Acquisitions during 2000:
     Revenues ..............................................    $      89,712    $     201,717
     Net income attributable to common shareholders ........           15,278            6,655
     Basic earnings per share ..............................             0.79             0.34
     Diluted earnings per share ............................             0.76             0.33


4. INVENTORIES

         Inventories contain raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market basis. Cost is determined using the first-in, first-out and average cost methods.


                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2001              2000
                                                      -------------    -------------
                                                             (IN THOUSANDS)

Raw materials and supplies .......................    $       8,008    $       8,885
Finished goods ...................................            1,348            1,466
                                                      -------------    -------------
     Total .......................................    $       9,356    $      10,351
                                                      =============    =============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)



5. EARNINGS PER SHARE

         The computation of earnings per share is based on net income (loss), after deducting the dividend requirement of preferred stock, divided by the weighted average number of shares outstanding. Options and warrants to purchase 4,895,824 and 3,731,696 shares of common stock issuable under stock options or warrants that are outstanding but exercisable at prices above the Company's average common stock price for the three and nine months ended September 30, 2001 and 2000, respectively, have not been included in the computation of earnings per share. For the nine months ended September 30, 2001, there are 492,821 shares of anti-dilutive securities which are not included in the earnings per share calculation.



                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     -----------------------------     ----------------------------
                                                                         2001            2000              2001            2000
                                                                     ------------     ------------     ------------    ------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings for Basic and Diluted Computation:
   Net income (loss) before preferred dividends .................    $     12,806     $     16,072     $        (30)   $      8,987
   Preferred dividends ..........................................            (878)            (794)          (2,550)         (2,314)
                                                                     ------------     ------------     ------------    ------------
   Net income (loss) attributable to common shareholders.........    $     11,928     $     15,278     $     (2,580)   $      6,673
                                                                     ============     ============     ============    ============

Basic Earnings Per Share:
   Weighted average common shares outstanding ...................          19,972           19,356           19,626          19,330
                                                                     ============     ============     ============    ============

   Net income (loss) attributable to common shareholders ........    $       0.60     $       0.79     $      (0.13)   $       0.35
                                                                     ============     ============     ============    ============

Diluted Earnings per Share:
   Weighted average common shares outstanding ...................          19,972           19,356           19,626          19,330
   Shares issuable from assumed conversion of stock
     options and warrants .......................................             497              719               --             720
                                                                     ------------     ------------     ------------    ------------
   Weighted average common shares outstanding,
     as adjusted ................................................          20,469           20,075           19,626          20,050
                                                                     ============     ============     ============    ============

   Net income (loss) attributable to common shareholders ........    $       0.58     $       0.76     $      (0.13)   $       0.33
                                                                     ============     ============     ============    ============


6. LONG TERM OBLIGATIONS

         The Company has an $88 million senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan"). At September 30, 2001, the Company had $13.7 million of availability under the Credit Facility.

         Principal balances outstanding under the Credit Facility bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At September 30, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 7.5%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Company pays a 0.375% fee monthly on the average

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)



availability under the Credit Facility. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan began July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004.

         On November 28, 2000, the Company entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of four years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, the Company will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, the Company will pay the difference plus 1%. If the Company had been required to settle the Collar Agreement as of September 30, 2001, the Company would have had to pay approximately $4.5 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company's assets and the capital stock of all of the Company's subsidiaries.

         As of September 30, 2001, the Company failed to meet its Funded Debt to EBITDA covenant (as defined in the Credit Facility). On November 8, 2001, the Company obtained a waiver from its lenders for the covenant violation at September 30, 2001. The Credit Facility was also amended on November 8, 2001 to, among other things, modify the definition of availability and require that all amounts outstanding under the Credit Facility bear interest at the prime rate plus the Applicable Margin. Management is evaluating several options, including the disposition of certain assets and the restructuring of the Credit Facility, in order to improve liquidity and comply with the Credit Facility's covenants at future compliance dates. However, should the Company be required to seek a waiver at the next compliance date (December 31, 2001), no assurances can be given that any such request will be granted. Since the Company cannot give assurance that it will be in compliance with its covenants at the next compliance date, it has classified all amounts outstanding under the Credit Facility at September 30, 2001 as current liabilities.

         At September 30, 2001 and December 31, 2000, long term obligations consisted of the following:



                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2001               2000
                                                                   -------------     -------------
                                                                          (IN THOUSANDS)

9 3/4% senior notes ...........................................    $     270,000     $     270,000
Less:  unamortized debt discount on 9 3/4% senior notes .......             (133)             (163)
Credit facility ...............................................           57,891            61,697
Other .........................................................              525               736
                                                                   -------------     -------------
Total .........................................................          328,283           332,270
Less:  Current maturities .....................................          (58,085)           (6,748)
                                                                   -------------     -------------
     Long term obligations, net ...............................    $     270,198     $     325,522
                                                                   =============     =============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)



7. CAPITAL STOCK

         The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 20,109,825 shares were outstanding at September 30, 2001 and up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2001, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 348,132 shares were issued and outstanding. As of September 30, 2001, the Company had reserved shares of common stock for the exercise of stock options under its various stock option plans as follows:

      o 393,700 shares reserved under the 1994 Stock Option Plan; 322,450 outstanding

      o 1,000,000 shares reserved under the 1998 Stock Option Plan; 989,231 outstanding

      o 1,000,000 shares reserved under the 2001 Stock Option Plan, 891,000 outstanding

         As of September 30, 2001, 3,267,674 shares were reserved for issuance upon the exercise of outstanding warrants. Additionally, 500,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the "ESPP"). Through September 30, 2001, 452,330 shares had been issued under the ESPP.


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



                                                      SEPTEMBER 30,      DECEMBER 31,
                                                          2001              2000
                                                      -------------     -------------
                                                             (IN THOUSANDS)
Balance Sheet Data:
     Current assets ..............................    $      49,097     $      35,908
     Property and equipment, net .................          186,417           191,047
     Total assets ................................          474,037           460,617
     Current liabilities .........................           29,747            16,743
     Long term debt ..............................              331               488
     Total shareholders' deficit .................           (6,089)           (6,558)



                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
                                                     2001            2000            2001             2000
                                                 ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Operating Data:
     Net revenues ...........................    $     88,328    $     89,712    $    198,318    $    201,438
     Gross profit ...........................          37,720          41,221          75,169          83,006
     Net income .............................          12,960          17,189             469          11,988

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)




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


10. SEGMENT INFORMATION

         The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehouses, bottled water and the sale and leasing of ice production equipment. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization and gain or loss on disposition of assets ("EBITDA") and does not allocate assets by segments. Segment information for the three months ended September 30, 2001 and 2000 is as follows:



                                  THREE MONTHS ENDED SEPTEMBER 30, 2001                 THREE MONTHS ENDED SEPTEMBER 30, 2000
                           ---------------------------------------------------    --------------------------------------------------
                              ICE        NON-ICE     ELIMINATION       TOTAL         ICE        NON-ICE     ELIMINATION       TOTAL
                           ---------    ---------    ------------    ---------    ---------    ---------    ------------    --------
                                                                        (IN THOUSANDS)
Revenues ..............    $  82,771    $   5,557    $         --    $  88,328    $  84,219    $   5,493    $         --    $ 89,712
Cost of sales .........       47,131        3,477              --       50,608       45,245        3,246              --      48,491
                           ---------    ---------    ------------    ---------    ---------    ---------    ------------    --------
Gross profit ..........       35,640        2,080              --       37,720       38,974        2,247              --      41,221
Operating expenses ....        7,787          828              --        8,615        8,572          953              --       9,525
Other income, net .....           27           --              --           27            6           --              --           6
                           ---------    ---------    ------------    ---------    ---------    ---------    ------------    --------
     EBITDA ...........    $  27,880    $   1,252    $         --    $  29,132    $  30,408    $   1,294    $         --    $ 31,702
                           =========    =========    ============    =========    =========    =========    ============    ========


         Segment information for the nine months ended September 30, 2001 and 2000 is as follows:


                                         NINE MONTHS ENDED SEPTEMBER 30, 2001               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  ------------------------------------------------    ----------------------------------------------
                                     ICE      NON-ICE      ELIMINATION     TOTAL        ICE       NON-ICE    ELIMINATION      TOTAL
                                  --------    --------     -----------    --------    --------    -------    -----------    --------
                                                                             (IN THOUSANDS)

Revenues .....................    $182,154    $ 16,164     $        --    $198,318    $186,374    $15,064    $        --    $201,438
Cost of sales ................     113,283       9,866              --     123,149     109,974      8,458             --     118,432
                                  --------    --------     -----------    --------    --------    -------    -----------    --------
Gross profit .................      68,871       6,298              --      75,169      76,400      6,606             --      83,006
Operating expenses ...........      24,673       2,583              --      27,256      25,360      2,688             --      28,048
Other income (expense), net ..          27          (1)             --          26          14         --             --          14
                                  --------    --------     -----------    --------    --------    -------    -----------    --------
     EBITDA ..................    $ 44,225    $  3,714     $        --    $ 47,939    $ 51,054    $ 3,918    $        --    $ 54,972
                                  ========    ========     ===========    ========    ========    =======    ===========    ========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONTINUED)



         Reconciliation of EBITDA to net income (loss) before preferred dividends for the three and nine month periods ended September 30, 2001 and 2000 is as follows:



                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                           -----------------------------     -----------------------------
                                                               2001             2000            2001              2000
                                                           ------------     ------------     ------------     ------------
                                                                                    (IN THOUSANDS)

EBITDA ................................................    $     29,132     $     31,702     $     47,939     $     54,972
Gain (loss) on disposition of assets ..................            (236)              --              112               --
Depreciation and amortization expense .................          (7,716)          (7,311)         (23,221)         (21,417)
Interest expense ......................................          (8,374)          (8,319)         (24,860)         (24,568)
Income taxes ..........................................              --               --               --               --
                                                           ------------     ------------     ------------     ------------
     Net income (loss) before preferred dividends .....    $     12,806     $     16,072     $        (30)    $      8,987
                                                           ============     ============     ============     ============

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

         We have two principal business segments - ice products and non-ice products and services. Ice products accounted for approximately 92% of revenues in 2000 and for the nine months ended September 30, 2001. Ice products consist of the following two activities:

         o the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

         o the installation and operation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

         Our other business segment, non-ice products and services, consists of refrigerated warehousing, the manufacturing and sale of bottled water and the sale and leasing of ice production equipment.

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

         At September 30, 2001, we owned or operated 61 ice manufacturing plants, one bottled-water manufacturing facility, 48 distribution centers, seven refrigerated warehouses and had an installed base of 2,956 Ice Factories.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues: Revenues decreased $1.4 million, from $89.7 million for the three months ended September 30, 2000 to $88.3 million for the three months ended September 30, 2001. Revenues decreased $1.5 million in our ice segment as a result of volume reductions caused by unseasonably cool weather during the month of September 2001 in Texas and Oklahoma and the effects of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001, which caused the cancellation of many special events and a reduction in recreational activity across the country. The decrease in ice revenues were slightly offset by a $0.1 million increase in non-ice revenues caused by stronger bottled water unit sales, offset by a reduction in ice equipment leasing revenue related to the sale of that business in June 2001.

         Cost of Sales: Cost of sales increased $2.1 million, from $48.5 million for the three months ended September 30, 2000 to $50.6 million for the three months ended September 30, 2001. This increase primarily resulted from our inability to proportionally reduce costs in September 2001 as our revenues declined, our increased presence in West Coast markets that generate sales with a lower margin than our other markets and the increased use of Ice Factory operating leases as compared to the three months ended September 30, 2000. Operating leases result in greater charges to cost of sales than would be incurred if we had acquired the Ice Factories as property additions. As a percentage of revenues, cost of sales was 54.1% for the three months ended September 30, 2000 and 57.3% for the three months ended September 30, 2001.

         Gross Profit: Gross profit decreased $3.5 million, from $41.2 million for the three months ended September 30, 2000 to $37.7 million for the three months ended September 30, 2001. This decrease primarily resulted from a decrease in sales in our ice segment combined with a proportionally smaller decrease in costs, increased sales in the West Coast markets at margins lower than elsewhere in the country and increased use of Ice Factory operating leases. As a percentage of revenues, gross profit was 45.9% for the three months ended September 30, 2000 and 42.7% for the three months ended September 30, 2001.

         Operating Expenses: Operating expenses decreased $0.9 million, from $9.5 million for the three months ended September 30, 2000 to $8.6 million for the three months ended September 30, 2001. This decrease resulted from a decrease in labor and benefits due to consolidation of administrative functions and headcount reductions during the first nine months of 2001, offset by severance costs in the amount of $0.4 million. As a percentage of revenues, operating expenses decreased from 10.6% for the three months ended September 30, 2000 to 9.8% for the three months ended September 30, 2001. This decrease was due to greater efficiencies as our current period general and administrative expenses were reduced at a greater rate than sales decreased from the three months ended September 30, 2000.

         Depreciation and Amortization: Depreciation and amortization increased $0.4 million, from $7.3 million for the three months ended September 30, 2000 to $7.7 million for the three months ended September 30, 2001. This increase was primarily due to property additions and additions to intangible assets since September 30, 2000.

         Interest Expense: Interest expense increased $0.1 million, from $8.3 million for the three months ended September 30, 2000 to $8.4 million for the three months ended September 30, 2001. As a percentage of revenues, interest expense increased from 9.3% for the three months ended September 30, 2000 to 9.5% for the three months ended September 30, 2001. The dollar increase in interest expense was a result of higher levels of borrowings under our Credit Facility during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, partially offset by a decrease in interest rates.

         Gain (Loss) on Disposition of Assets: During the three months ended September 30, 2001, we sold certain non-core assets, including several pieces of real estate and one cold storage facility for a net loss of $0.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues: Revenues decreased $3.1 million, from $201.4 million for the nine months ended September 30, 2000 to $198.3 million for the nine months ended September 30, 2001. Revenues decreased $4.2 million in our ice segment, primarily due to colder and wetter weather in the first three months of 2001 as compared to the first three months of 2000, unseasonably cool weather in our Texas and Oklahoma markets in September 2001 and the effect of the terrorist attacks on September 11, 2001. Revenues in our non-ice operations increased $1.1 million for the nine months ended September 30, 2001 compared with the same period in 2001, primarily due to a significant increase in the volume of bottled water sales, partially offset by decreases in cold storage revenue.

         Cost of Sales: Cost of sales increased $4.7 million, from $118.4 million for the nine months ended September 30, 2000 to $123.1 million for the nine months ended September 30, 2001. As a percentage of revenues, cost of sales increased from 58.8% for the nine months ended September 30, 2000 to 62.1% for the nine months ended September 30, 2001. This increase primarily resulted from
(i) the fact that not all of our costs change proportionately to changes in revenues, especially in the first and fourth calendar quarters, when fixed costs account for a greater proportion of our cost of sales, (ii) increases in fuel prices and employee health benefit costs (primarily in the first quarter of 2001), (iii) the impact of additional Ice Factory operating leases and (iv) our increased presence in West Coast markets that generate sales with a lower margin than our other markets.

         Gross Profit: Gross profit decreased $7.8 million, from $83.0 million for the nine months ended September 30, 2000 to $75.2 million for the nine months ended September 30, 2001. As a percentage of revenues, gross profit decreased from 41.2% for the nine months ended September 30, 2000 to 37.9% for the nine months ended September 30, 2001. This decrease was the result of higher fuel and health benefit costs, the costs associated with the operating leases and an increased amount of sales on the West Coast at lower margins.

         Operating Expenses: Operating expenses decreased $0.7 million, from $28.0 million for the nine months ended September 30, 2000 to $27.3 million for the nine months ended September 30, 2001. This decrease resulted from a decrease in labor and benefits due to consolidation of administrative functions and headcount reductions during the first nine months of 2001, partially offset by $1.3 million of severance costs. As a percentage of revenues, operating expenses decreased from 13.9% for the nine months ended September 30, 2000 to 13.7% for the nine months ended September 30, 2001. This decrease was due to greater efficiencies as our current period general and administrative expenses were reduced at a greater rate than sales decreased from the nine months ended September 30, 2000.

         Depreciation and Amortization: Depreciation and amortization increased $1.8 million, from $21.4 million for the nine months ended September 30, 2000 to $23.2 million for the nine months ended September 30, 2000. This increase was primarily due to property additions and additions to intangible assets since September 30, 2000.

         Interest Expense: Interest expense increased $0.3 million, from $24.6 million for the nine months ended September 30, 2000 to $24.9 million for the nine months ended September 30, 2001. As a percentage of revenues, interest expense increased from 12.2% for the nine month periods ending September 30, 2000 to 12.5% for the nine months ended September 30, 2001. The dollar increase in interest expense was a result of higher levels of borrowings under our Credit Facility during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, partially offset by a decrease in interest rates.

         Gain (Loss) on Disposition of Assets: During the nine months ended September 30, 2001, we sold certain non-core assets, including several pieces of real estate, substantially all of our ice production equipment sales and leasing business and one cold storage facility for a net gain of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         We generate cash flow primarily from the sale of packaged ice through traditional delivery methods, through the operation of Ice Factories and, to a lesser extent, through non-ice products and services. We primarily use cash for:

         o        cost of sales;

         o        operating expenses;

         o        debt service;

         o capital expenditures related to replacing and modernizing capital equipment; and the manufacturing and installation of additional Ice Factories and

         o        acquisitions.

         We estimate that our capital expenditures for 2001 will be approximately $15.0 million and will primarily be used to maintain and expand our traditional ice operations and install Ice Factories (at an approximate cost of $0.6 million to $1.1 million). There can be no assurance that capital expenditures will not exceed this estimate. We initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy through the first quarter of 2001. Should we desire to lease additional Ice Factory installations, there can be no assurance that we will be able to continue to find suitable lessors for this program. In addition, as we have consolidated acquisitions into our existing infrastructure, we have identified non-core excess assets. In the first nine months of 2001 and for the full year 2000, we realized proceeds of approximately $3.5 million and $2.0 million, respectively, as a result of dispositions of non-core assets. We are continuing to market certain non-core assets that we have determined to be disposable.

         Our business is highly seasonal. Although we have experienced an increase in cash flows from operations, we have reported, and may report in the future, negative cash flows during the first and fourth quarters when the weather is generally cooler.

         At September 30, 2001, we had approximately $328.3 million of long-term debt, including current maturities, outstanding as follows:

         o        $ 270.0 million of 9 3/4% senior notes due 2005;

         o        $ 57.9 million outstanding under our credit facility; and

         o        $ 0.4 million of other debt, net of debt discount.

         We have an $88 million senior credit facility with a syndicate of banks (the "Credit Facility") consisting of a $38 million revolving loan (the "Revolving Loan"), a $15 million equipment term loan (the "Equipment Loan") and a $35 million real estate term loan (the "Real Estate Loan").

         Principal balances outstanding under the Credit Facility bear interest per annum, at our option, at the London Inter-Bank Offered Rate ("LIBOR") or the prime rate (as announced by the Credit Facility's lead bank), plus the Applicable Margin (as defined in the Credit Facility). The Applicable Margin is based on a pricing grid and varies depending on the loan and the interest rate option selected. At September 30, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 7.5%. Interest on prime rate loans is payable monthly and interest on LIBOR loans is payable at the earlier of the maturity date of the LIBOR tranche or quarterly. The Real Estate Loan is payable in monthly installments of $0.417 million. Monthly principal payments of $0.25 million on the Equipment Loan began on July 1, 2001. Any balances outstanding under the Credit Facility are due November 28, 2004. At September 30, 2001, we had $13.7 million of available borrowings under the revolving loan of our credit facility.

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

         As of September 30, 2001, we failed to meet our Funded Debt to EBITDA covenant (as defined in the Credit Facility). On November 8, 2001, we obtained a waiver from our lenders for the covenant violation at September 30, 2001. Our lenders did not waive compliance with any future covenants and based on our current level of operations, we do not believe that we will be in compliance with our Funded Debt to EBITDA covenant at the next compliance date (December 31, 2001). The Credit Facility was also amended on November 8, 2001 to, among other things, modify the definition of Availability and require that all amounts outstanding under the Credit Facility bear interest at the prime rate plus the Applicable Margin.

         At November 9, 2001, we had approximately $5.0 million of available borrowings under the revolving loan of our Credit Facility, which is a decrease of $8.7 million from September 30, 2001. The decrease is due to changes in our working capital (primarily the reduction of accounts payable) and changes made to the definition of Availability by the amendment signed on November 8, 2001. Based on our current level of operations, we expect our that our liquidity will remain constrained for the next 60 to 90 days. To enhance liquidity and comply with the Credit Facility's covenants at future compliance dates, we have been evaluating several options, including the disposition of certain assets and the restructuring of the Credit Facility. However, should we be required seek a waiver at the next compliance date, no assurances can be given that any such request will be granted. Since we cannot give assurance that we will be in compliance with our covenants at the next compliance date, we have classified all amounts outstanding under the Credit Facility at September 30, 2001 as current liabilities.

         If we again violate a covenant contained in the Credit Facility and are unable to secure a waiver for such violation, we would be in default under the terms of the Credit Facility. Due to cross default provisions in the indentures that govern the 9 3/4% senior notes, we would also be in default under our 9 3/4% senior notes if we did not cure the Credit Facility default within 30 days.

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


NEW ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We were required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on our consolidated financial position or results of operations.

         In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002. Although we have not yet quantified the impact that this statement will have on our consolidated financial position or results of operations, we do believe that there will be a significant writedown of goodwill upon adoption.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets " was issued by the FASB. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. We expect to adopt this Statement during the first quarter of 2002 and do not believe that it will have a significant effect on our consolidated financial position or results of operations.


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

         We have financed many of our acquisitions through the incurrence of debt, and consequently, we have substantial debt service requirements. At September 30, 2001, our total indebtedness was $328.3 million. Our high level of debt could have important consequences to us, including the following:

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

         AN INABILITY TO MAINTAIN COMPLIANCE WITH OUR FINANCIAL COVENANTS COULD LEAD TO AN EVENT OF DEFAULT.

         As of September 30, 2001, we failed to meet the Funded Debt to EBITDA covenant contained in the Credit Facility. On November 8, 2001, we obtained a waiver from our lenders for the covenant violation at September 30, 2001. Our lenders did not waive compliance with any future covenants and based on our current level of operations, we do not believe that we will be in compliance with our Funded Debt to EBITDA covenant at the next compliance date (December 31, 2001). To enhance liquidity and attempt to comply with the Credit Facility's covenants at future compliance dates, we have been evaluating several options, including the disposition of certain assets and the restructuring of the Credit Facility. There can be no assurance that we will be able to either dispose of assets at all or on a favorable basis or adequately restructure our Credit Facility. Should we be required seek a waiver at future compliance dates, no assurances can be given that any such request will be granted.

         If we again violate a covenant contained in the Credit Facility and are unable to secure a waiver for such violation, we would be in default under the terms of the Credit Facility. Due to cross default provisions in the indentures that govern the 9 3/4% senior notes, we would also be in default under our 9 3/4% senior notes if we did not cure the Credit Facility default within 30 days.

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

         THE MARKET VALUE OF OUR COMMON STOCK COULD BE FURTHER ADVERSELY AFFECTED IF WE CONTINUE TO REPORT OPERATING LOSSES.

         Since our company was formed in 1990, we have reported substantial net losses. This has been primarily due to the following:

o interest expenses primarily associated with our 9 3/4% senior notes and debt under our Credit Facility;

o substantial amortization of goodwill and other intangible assets associated with our acquisitions; and

o    substantial depreciation of property, plant and equipment.

         As of September 30, 2001, we had an accumulated deficit of $44.9 million. We cannot guarantee that we will be profitable in the future.

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

         We have fixed the cost of certain goods used in our manufacturing processes at rates that are generally lower than current market rates by entering into supply agreements with third parties. In the event that the counter parties to these agreements cannot fulfill their obligations, we could be required to begin paying market rates, which could have a material adverse effect on our business, results of operations and cash flow.

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

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Acquisitions often result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 49.9% of our total assets and exceeded shareholders' equity by $166.9 million as of September 30, 2001. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 will cease on December 31, 2001. We will be required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses.

Although we have not yet quantified the impact that adoption this accounting principle will have on our consolidated financial position or results of operation upon adoption at January 1, 2001, we do believe that there will be a significant writedown of goodwill upon adoption.


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

         As of September 30, 2001, the Credit Facility had an outstanding principal balance of $57.9 million at a weighted average interest rate of 7.5% per annum. A 1.0% increase in interest rates could result in a $0.6 million annual increase in interest expense on the existing principal balance.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of four years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of September 30, 2001, we would have had to pay approximately $4.5 million.


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

         On July 16, 2001, we issued 230,347 shares of common stock in connection with the cashless exercise of common stock warrants at a price of $0.01 per share.

         On August 31, 2001, we issued 100,000 shares of common stock in connection with the exercise of employee stock options at a price of $1.60 per share.

         On October 4, 2001, we issued 30,512 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $1.4878 per share.

         On November 1, 2001, we elected to pay in kind dividends on our 10% exchangeable preferred stock, which totaled 17,565 shares of 10% exchangeable preferred stock and warrants to purchase 135,114 shares of common stock at $13.00 per share.

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


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
       10.1+      Limited Waiver and Third Amendment to Amended and Restated
                  Credit Agreement dated as of November 28, 2000.


----------
+  Filed herewith.

(b)  REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACKAGED ICE, INC.


Date:  November 14, 2001           By:  /s/ WILLIAM P. BRICK
                                        ----------------------------------------
                                        William P. Brick
                                        Chief Executive Officer


Date:  November 14, 2001           By:  /s/ STEVEN J. JANUSEK
                                        ----------------------------------------
                                        Steven J. Janusek
                                        Chief Financial and Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
       10.1+      Limited Waiver and Third Amendment to Amended and Restated
                  Credit Agreement dated as of November 28, 2000.