Form 10-K405
period 2001-12-31
PACKAGED ICE INC
filed 2002-03-28
CIK 917731

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period _______ to _______

                        Commission file number 333-29357

                                   ----------

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

                                   ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $14.7 million as of March 15, 2002. The total number of shares of common stock, par value $0.01 per share, outstanding as of March 15, 2002 was 20,157,304.

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

================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
PART I

     Item 1.    Business............................................................................     2
     Item 2.    Properties..........................................................................    11
     Item 3.    Legal Proceedings...................................................................    12
     Item 4.    Submission of Matters to a Vote of Security Holders.................................    12

PART II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............    13
     Item 6.    Selected Financial Data.............................................................    15
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations..........................................................................    16
     Item 8.    Financial Statements and Supplementary Data.........................................    27
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    27

PART III

     Item 10.   Director and Executive Officers of the Registrant...................................    27
     Item 11.   Executive Compensation..............................................................    27
     Item 12.   Security Ownership of Certain Beneficial Owners and Management......................    27
     Item 13.   Certain Relationships and Related Transactions......................................    27

PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................    28

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 73,000 customer locations in 30 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, we have completed 84 acquisitions of traditional ice companies, principally in the southern half of the United States. These acquisitions have enabled us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers. Our acquisition pace significantly slowed starting in late 1999, and has subsequently stopped with the exception of a few small tuck-in acquisitions (see Business - Acquisitions - Tuck-ins). We generally do not anticipate any significant acquisition activity in the near future, but may continue to evaluate such opportunities as they become available. We currently are focused on increasing profitability and strengthening our balance sheet through substantial debt reduction.

         We predominantly operate in two business segments: ice products and non-ice products and operations. Ice products accounted for approximately 91%, 92% and 91% of revenues in 2001, 2000 and 1999, respectively, and consist of the following two activities:

         o the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

         o the installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

         Our other business segment, non-ice products and operations, consists of refrigerated warehousing, the manufacturing and sale of bottled water and the leasing of ice production equipment. The majority of our non-ice operations were acquired through acquisitions completed in 1998. We sold the majority of our ice production equipment leasing business in the second quarter of 2001.

         At December 31, 2001, we owned or operated 51 ice manufacturing plants, 47 distribution centers, seven refrigerated warehouses and one bottled water plant. Including an installed base of 2,956 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 14,300 tons of ice per day.

TRADITIONAL ICE MANUFACTURING

         The packaged ice industry is highly fragmented and is led by Packaged Ice and several regional, multi-facility competitors. In addition, the industry includes numerous local and regional companies of varying size and competitive resources. Traditional ice manufacturers produce and package ice at centrally located facilities and normally distribute to a limited radius of approximately 100 miles from the point of production. Due to high product transportation and storage costs, the ice business has historically been a regional service business. As a result of geographic constraints, success in the ice business depends upon an efficient manufacturing and distribution system with high-density customer distribution routes in a region, high customer concentration within a market area and the ability to ensure prompt and reliable delivery during peak seasonal months. We believe that our consolidation of traditional ice manufacturers within a geographic region provides efficiencies in manufacturing and distribution largely due to higher density of customer sites and the flexibility to shift production among our manufacturing plants within a region. These efficiencies provide us with an advantage over our competitors.

         We believe that packaged ice products are purchased as needed by consumers and that such purchases are relatively price insensitive due principally to the low cost of the product and absence of substitute products. The industry is highly seasonal, characterized by peak demand occurring during the warmer months of May through September, with an extended selling season occurring in the southern United States. On a year-to-year basis, demand remains relatively stable and is generally only adversely affected by abnormally cool or rainy weather within a region. We believe that our geographic diversification helps mitigate the potential adverse impact of abnormal weather patterns in any particular market. National weather patterns resulting in prolonged cold and rainy weather would adversely impact our results of operations.

THE ICE FACTORY

         The Ice Factory is an automated system that is capable of producing and packaging 240 bags of ice per day. Our average system produces approximately 20,000 bags per year. It is most frequently used in high volume supermarkets and other commercial locations, such as construction staging areas and large manufacturing plants. The placement of the Ice Factory at customer locations is based upon a thorough review of each site, which primarily focuses on historical ice sales at the site. Also included in the site review is an analysis of the surrounding trade area, the level of overall retail activity, the level of direct competition and the proximity of the site to other Ice Factories. Upon completion of this review, a determination is made as to the viability of the location and whether single or multiple machines are required at the time of initial installation. We own or lease the machines from third parties and charge our customers for empty bags purchased and delivered. We generally pay for all installation and maintenance costs, while the retailer provides and pays for the cost of utilities.

         In late 2001, we began entering into management agreements with certain other traditional ice manufacturers. Under these agreements, the manufacturer agrees to operate and maintain the Ice Factories in good working order as well as provide certain billing and collection services to the Ice Factory customers. Packaged Ice, Inc. retains all the ownership expenses associated with the Ice Factories including property taxes, lease payments and depreciation. Through March 15, 2002, we have entered into three such agreements in California, Oregon and Washington representing approximately 800 Ice Factories (out of our total of 2,956).

         The Ice Factory, when combined with traditional delivery methods, provides us and our strategic partners with numerous advantages over companies with only traditional ice manufacturing and delivery. Some of these advantages include:

         o a flexible delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from traditional ice manufacturing facilities;

         o the ability to redistribute production from our traditional ice facilities to new customers as well as satisfy seasonal peak demand at stores with Ice Factories; and

         o reduced production costs (the customer pays for electricity and water), storage costs and distribution costs.

         An Ice Factory typically consists of one or more standard ice cubers, an ice merchandiser built to our specifications and a bagging machine. A Texas company manufactures the bagging component, the heart of the Ice Factory, under an exclusive original equipment manufacturing agreement. To guard against product contamination and satisfy consumer demand for high quality, sanitary ice, the Ice Factory has been engineered to meet all National Sanitation Foundation specifications for ice production, contains a patented automatic sanitizing system and is Underwriters' Laboratory approved. We have obtained patents on certain of the technologies used in the bagging device component of the Ice Factory. We believe that our patents cover all material patentable technology currently being used in the bagging device.

BUSINESS STRATEGY

         Our business strategy is to strengthen our position as the leading packaged ice company in North America. We plan to increase profitability through a combination of debt reduction, margin enhancements through cost savings, selective new Ice Factory placements, additional Ice Factory management agreements, internal growth and selective acquisitions. We believe that our size, national scope, industry experience and our proprietary Ice Factory give us significant competitive advantages in pursuing our business strategy. These advantages have enabled us to develop an efficient regional production and distribution network and to service national accounts through an expanded geographic presence. As a result, we believe that we compete effectively with smaller, local packaged ice companies.

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

         We currently serve over 70,000 customer locations, principally through the use of our company owned ice merchandisers (small cold storage boxes) that are installed at most customer locations. Our growth has allowed us to develop an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers. The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component. In addition, the acquisition of additional production capacity in selected markets has allowed us to avoid "out of ice" situations and related lost sales during peak periods. Further, by acquiring dedicated distribution centers and refrigerated warehouse facilities, we have reduced our storage costs. We also sell to wholesale distributors, who resell the ice to retail customers.

         Ice Factory. By producing and bagging ice at the customer's location, the Ice Factory reduces our distribution, labor and energy costs because retailers provide and pay for the cost of utilities. Transportation costs, which are the most significant costs of traditional ice delivery, are also eliminated by on-site production. As a result of these cost savings, we believe that the Ice Factory provides us with operating efficiencies in high volume locations compared to traditional ice delivery.

         We believe that providing frequent, regular and reliable service and support to our customers is one of the most important elements in operating our Ice Factory network. In 2000, we began using a national communication company as our exclusive supplier of wireless remote monitoring services for the Ice Factories. This supplier's proprietary system employs the Internet to efficiently and effectively monitor refrigerator and freezer equipment. This system eliminates the need for and cost of dedicated telephone lines. The result is improved communication from the Ice Factories to our national and regional service centers at a reduced cost as compared to our previous system's cost. Additionally, we have a routine route servicing system, which utilizes trained service representatives to perform the regularly scheduled service procedures, and maintain toll-free telephone support for responding to customer calls regarding repairs and maintenance.

ICE PRODUCTS

         We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice(TM) brand name. We produce our ice in cube, half-moon, cylindrical, crushed and block forms to satisfy customer demands. Our primary ice product is cocktail ice packaged in seven pound bags, which we sell principally to convenience stores and supermarkets. We also sell cocktail ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, we sell block ice in 10, 25 and 300 pound sizes, primarily to commercial, agricultural and industrial customers. We continue to search for ways to enhance our existing products and create new ones.

DISPOSITIONS

         As of result of the acquisitions made over the last several years and the related efforts to consolidate our operations in the most efficient manner, we own real estate and equipment that is no longer needed. During 2001, as part of our strategy to reduce our debt leverage and make better use of our assets, we began a program to evaluate and dispose of these excess assets. During 2001, we sold several excess assets, non-core assets and our traditional ice business in California for cash proceeds of approximately $11 million. The excess and non-core assets sold included certain pieces of real estate and equipment, two small refrigerated warehouses and the majority of our ice production equipment sale and leasing business. We are continuing to market certain excess and non-core assets and see this as an important part of our strategy to reduce our leverage over the next several years.

ACQUISITIONS

         Beginning in 1997, we underwent a consolidation strategy within the highly fragmented packaged ice industry. Through December 31, 2001, we completed 84 acquisitions, primarily between April 1997 and August 1999. Significant acquisitions have included the purchase of Reddy Ice Corporation ("Reddy") from Suiza Foods Corporation in April 1998 for approximately $180.8 million in cash, and the purchase of Cassco Ice & Cold Storage, Inc. ("Cassco") in July 1998 for approximately $59 million in cash. Reddy, prior to the acquisition, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the Mid-Atlantic region. Due to the decline in our common stock value after our initial public offering in January 1999 and our substantial overall leverage, we have ceased most acquisition activity.

         Our acquisition strategy was focused on expanding our traditional ice operations into new markets across the United States and increasing our presence in markets we served. In substantially all acquisitions, we required the seller or its principal shareholders to enter into a covenant not to compete with our company. In addition, we sought to retain key management of the acquired companies in many instances. Traditional ice companies we have acquired generally can be classified into one of two categories as follows:

         o Market Leaders. As part of our strategy to expand our traditional ice operations into new markets and strengthen our national presence, we focused our acquisition efforts on companies with a leading market share position in an identified market area. These acquisitions represented an initial entry into a geographic area, or, alternatively, were made subsequent to the placement of Ice Factories with key customer accounts in a region. The acquisition of leading competitors was designed to give us critical mass required to provide a high level of service, additional customer relationships for the potential placement of Ice Factories and a platform to integrate tuck-in acquisitions, as described below.

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

Our acquisitions have provided:

         o        increased cash flow;

         o        a national scope to better service large customers;

         o economies of scale and cost savings through the consolidation of redundant manufacturing and distribution facilities and administrative and selling functions; and

         o        improved access to key markets and new customers.

NON-ICE PRODUCTS AND OPERATIONS

         We also derive revenues from other goods and services including refrigerated warehousing, the manufacturing and sale of bottled water, and the sale and leasing of ice production equipment. We sold the majority of our ice production equipment leasing business in the second quarter of 2001. Revenues from these non-ice products and operations over the last three years have accounted for less than 10% of our total revenues.

RAW MATERIALS

         We have not experienced any material supply problems in the past with respect to our business segments. Except with respect to our water supply and electricity in specific markets, we are not dependent upon any single supplier for materials used in the manufacturing and packaging of our ice products.

         Electricity is a main component of our manufacturing process. Over the last three years, we had fixed our electricity cost at 95% of our 1998 rates through a supply and management agreement with a third party. That third party filed for protection under Chapter 11 of the United States Bankruptcy Code on December 2, 2001. Although that supply and management agreement has been breached, we do not anticipate any supply problems related to our electricity needs. We have begun to take steps to minimize our electricity costs going forward, although we have anticipated in our operating plan additional costs related to our electricity use in 2002 since we are now paying market rates. Significant increases in electrical rates in areas where we manufacture product could have a negative impact on our results of operations.

         We use large quantities of plastic bags. Bag usage for 2002 is expected to approximate 400 million seven-pound equivalent bags. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. We currently purchase bags from several companies to ensure price competition, although one company dominates the industry. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. A significant, abrupt change in the price of plastic bags could have a material adverse effect on our operating margins as we may not have the ability to pass on our increased costs to our customers.

         We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. We expect fuel usage in 2002 to approximate five million gallons. Market prices for fuel have fluctuated widely in the past due primarily to differing events throughout the world. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

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

         We have a diversified customer base, with our largest customer accounting for less than 6% of sales in 2001. In addition, we have a geographically diversified customer base, with customer locations in 30 states, primarily in the southern half of the United States and the District of Columbia. Some of our larger national accounts include convenience and petroleum store chains Circle K, 7-Eleven, ChevronTexaco, Shell and ExxonMobil and grocery store chains Albertson's, Kroger, Safeway and Wal-Mart/Sam's Club. Major regional customers include convenience and petroleum store chains Diamond Shamrock, The Pantry and RaceTrac, and grocery store chains Publix, Winn-Dixie, Food Lion and HEB. We believe the geographic breadth of our customer base helps to protect us from the effects of adverse weather in a particular region, such as reduced sales due to abnormally cool or rainy conditions, although national weather patterns may have a material adverse effect on our business.

COMPETITION

         Competition in the packaged ice industry is based primarily on price, service and quality. To compete successfully, an ice manufacturer must be able to increase production and distribution capacity substantially on a seasonal basis while maintaining cost efficiency. We believe that our high quality traditional production facilities, financial resources, high regional market share and associated route density and proprietary Ice Factory capability provide us with numerous competitive advantages. We also believe that our geographic diversification and the advantages of the Ice Factory for high volume retailers have helped us develop relationships with certain national supermarket chains and will continue to assist us in our penetration of this market.

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

INFORMATION SYSTEMS

         Internal information systems are critical to our ability to operate efficiently. We are able to monitor individual manufacturing plant and Ice Factory performance on a daily basis through automated reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, we have all of our accounting and financial reporting functions integrated into our satellite-based system that is installed in all reporting locations, which facilitates centralized cash management, timely financial reporting, consistent reporting formats and improved inventory tracking.

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

         Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. Various states have imposed additional requirements including (a) quarterly testing of the ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (b) specific requirements for keeping ice packaging operations separate from other activities and (c) labeling requirements for the bags used, including the name of the company, the manufacturing location and the net weight. Certain of our Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. We believe that our facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

         We are subject to certain health and safety regulations including Occupational Safety and Health Act regulations. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents.

ENVIRONMENTAL MATTERS

         Our ice manufacturing and ice storage operations are subject to federal, state and local environmental laws and regulations. As a result, we have the potential to be involved from time to time in administrative or legal proceedings relating to environmental matters. There can be no assurance that any environmental liabilities will not be material. We cannot predict the types of environmental laws or regulations that may be enacted in the future by federal, state or local governments; how existing or future laws or regulations will be interpreted or enforced; or what types of environmental conditions may be found to exist at our facilities. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional and unpredictable expenditures.

         To reduce our potential environmental exposure, we have enacted corporate management and engineering control programs, including the use of an outside professional environmental engineering and consulting firm to conduct annual audits of all facilities, as well as to provide technical and regulatory assistance to our operating units.

         We generate and handle certain hazardous substances in connection with the manufacture and storage of packaged ice. The handling and disposal of these substances and wastes is subject to federal, state and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. In addition, we have historically used Freon refrigerants, some of which have been banned from production.

         We have enacted waste minimization management programs at all operating units to reduce the use and storage of hazardous substances, as well as to identify alternative non-hazardous materials to replace the regulated Freon compounds (R-12) wherever possible. We believe that the numerous, environmentally neutral refrigerants available and currently in development will assure that the Freon R-12 ban will have little, if any, effect on the results of our operations.

         Certain of our current and former facilities are located in industrial areas and have been in operation for many years. It is possible that current or historic activities on these properties will present environmental issues in the future, the precise nature of which we cannot predict. We could, however, become liable for site contamination and remediation at properties which we currently or formerly owned. Although such liability has not had a material adverse effect on our financial condition or operating results in the past, we do not have knowledge of claims that could be expected to have a material adverse effect on our financial condition or operations. There can be no assurance that we will not incur significant costs in connection with our historical handling or disposal of such substances and wastes.

         We have enacted programs to reduce the level of exposure from current and past operations by the continued upgrading of training, management and engineering controls. In addition, we have continued our program of requiring thorough environmental due diligence reviews prior to acquisition of all new facilities, as well as a continuing annual environmental review of our existing operations to ensure continued environmentally sound, safe operations.

EMPLOYEES AND LABOR RELATIONS

         At December 31, 2001, we employed 1,743 employees, of which five were represented by a union or were subject to a collective bargaining agreement. Each year, during the second and third quarters, our labor force increases to over 3,000 employees due to seasonal increases in ice demand. We meet the majority of these seasonal hiring needs through the use of temporary employment agencies. We generally have not experienced any difficulty in meeting these seasonal employment needs. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

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

ITEM 2. PROPERTIES

         We maintain our principal executive offices in Dallas, Texas, where we lease approximately 10,162 square feet of space. The lease in Dallas expires on December 31, 2004. At December 31, 2001, we owned or leased 51 manufacturing plants, 47 distribution centers, seven refrigerated warehouses and one bottled water plant. Including an installed base of 2,956 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 14,300 tons per day. In addition, we have regional service centers for our Ice Factories located throughout our market areas where our traditional ice facilities are not present. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

         Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production requirements. In addition to the facilities listed below, we have 11 idle properties that are being marketed for disposition. We have idle production equipment at certain distribution centers and at the 11 properties that are being marketed for disposition that is awaiting disposal or redeployment. This idle equipment has a combined, rated ice manufacturing capacity of over 1,000 tons per day and is excluded from the manufacturing capacity amounts in the table below.

         The following is a list of our active facilities as of March 15, 2002:


                                                                                                  TRADITIONAL
                                                                                                 MANUFACTURING
                                           NO. OF         NO. OF        NO. OF       BOTTLED       CAPACITY
                                        MANUFACTURING  DISTRIBUTION  REFRIGERATED     WATER       (RATED TONS
                                         FACILITIES      CENTERS      WAREHOUSES      PLANT         PER DAY)
                                        -------------  ------------  ------------   -----------  -------------
Alabama ..............................             3             1            --             1           600
Arizona ..............................             3             2            --            --           984
Arkansas .............................             1             4            --            --           240
California ...........................             1            --            --            --            80
Colorado .............................             1            --             1            --           280
District of Columbia .................             1            --            --            --           140
Florida ..............................             9             5            --            --         1,797
Georgia ..............................             2             1            --            --           920
Louisiana ............................             3             6            --            --           720
Maryland .............................            --             1            --            --            --
Mississippi ..........................            --             2            --            --            --
Missouri .............................             1            --            --            --           180
Nevada ...............................             1            --             1            --           260
New Mexico ...........................             1             1            --            --           160
North Carolina .......................            --            --             1            --            --
Oklahoma .............................             3             2            --            --           502
Tennessee ............................             2            --            --            --           408
Texas ................................            14            16            --            --         2,994
Utah .................................             1            --            --            --           120
Virginia .............................             3             6             4            --           880
West Virginia ........................             1            --            --            --           120
                                         -----------   -----------   -----------   -----------   -----------
     Total ...........................            51            47             7             1        11,385
                                         ===========   ===========   ===========   ===========   ===========

ITEM 3. LEGAL PROCEEDINGS

         We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur, we believe the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 2001, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market System under the symbol "ICED" upon the pricing of our initial public offering in January 1999. On May 5, 2000, we began trading our common stock on the American Stock Exchange under the symbol "ICY". The following table sets forth the high and low closing prices of our common stock, for the periods indicated:


                                                                PRICE RANGE
                                                     -------------------------------
                                                          HIGH              LOW
                                                     -------------     -------------
2001
         First Quarter.............................  $        2.19     $        1.37
         Second Quarter............................  $        2.19     $        1.50
         Third Quarter.............................  $        2.21     $        1.50
         Fourth Quarter............................  $        1.84     $        1.00


                                                                PRICE RANGE
                                                     -------------------------------
                                                          HIGH              LOW
                                                     -------------     -------------
2000
         First Quarter.............................  $        5.06     $        3.25
         Second Quarter............................  $        4.19     $        3.25
         Third Quarter.............................  $        4.25     $        2.75
         Fourth Quarter............................  $        3.00     $        1.19



         On March 15, 2002, the closing sales price of our common stock, as reported by the American Stock Exchange, was $1.05 per share. As of March 15, 2002, we had approximately 144 shareholders of record. We estimate that there were approximately 1,800 beneficial holders of our common stock as of March 15, 2002.

         We have never declared or paid any cash dividends on our common stock. In addition, provisions of our revolving credit facility, our 10% exchangeable preferred stock and, in some instances, our 9 3/4% senior notes prohibit us from paying dividends. Further, we intend to retain any future earnings to reduce debt and fund growth. Accordingly, we do not anticipate paying any cash dividends in the foreseeable future.

         On February 3, 1999, we completed an initial public offering of our common stock by issuing 10,750,000 shares at a price of $8.50 per share. The gross proceeds from the public sale of $91.4 million were reduced by fees and costs to underwriters and other professionals in the amount of $8.3 million, resulting in net proceeds to us of $83.1 million. Simultaneously, we utilized $43.6 million of the net proceeds to redeem our outstanding 13% exchangeable preferred stock. The balance of the net proceeds was used to repay the outstanding balance on our line of credit.

         The following information relates to the sales and other issuances of our securities within the past three fiscal years, none of which were registered pursuant to the Securities Act of 1933 as amended (the "Securities Act"). Unless otherwise indicated, all of the following issuances were exempt from registration under Section 4(2) of the Securities Act:

         On February 3, 1999, we issued 974,603 shares of common stock in a cashless exercise of warrants with an exercise price of $0.01 per share. These warrants were held by the owners of the 13% exchangeable preferred stock. We also issued 481,887 shares of common stock in payment of the redemption premium on our 13% exchangeable preferred stock Finally, we our Series A and Series B preferred stock with put redemption and common stock with put redemption were converted into 994,831 shares of common stock.

         On March 5, 1999, we issued 130,528 shares of common stock in exchange for warrants to purchase common stock for $0.01 per share. On May 17, 1999 and July 2, 1999, we issued an aggregate 25,594 shares of common stock in exchange for warrants to purchase common stock for $0.01 per share. All of these warrants were issued in 1997 in connection with a $75 million issuance of 12% senior notes.

         During 1999, we issued 277,736 shares of common stock valued between $5.05 and $6.31 per share as partial consideration for acquisitions and real estate purchases completed during 1999.

         During 2000 and 2001, we issued shares of common stock in connection with the cashless exercise of warrants with an exercise price of $0.01. All of these warrants were issued in 1997 in connection with a $75 million issuance of 12% senior notes. The shares were issued as follows: 12,765 shares on July 19, 2000, 5,674 shares on September 26, 2000 and 203,347 shares on July 16, 2001.

         Although not required for disclosure under this Form 10-K, the following information relates to certain sales and other issuances of our securities within the past three fiscal years which were registered pursuant to the Securities Act:

         During 1999, we issued 1,046,220 shares of common stock valued between $4.82 and $5.18 from our "acquisition shelf" as partial consideration for acquisitions completed during 1999

         During 2000, we issued 66,936 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price ranging between $2.34 and $3.51 per share.

         On August 31, 2001, we issued 100,000 shares of common stock in connection with the exercise of employee stock options at a price of $1.60 per share.

         During 2001, we issued 415,906 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price ranging between $1.17 and $1.49 per share.

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


                                                                                       YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------------------
                                                                    2001         2000         1999         1998          1997
                                                                  ---------    ---------    ---------    ---------    ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
   Revenues ...................................................   $ 244,247    $ 244,044    $ 231,723    $ 179,861    $  29,632
   Cost of sales ..............................................     156,434      149,889      139,386      108,276       18,724
                                                                  ---------    ---------    ---------    ---------    ---------
   Gross profit ...............................................      87,813       94,155       92,337       71,585       10,908
   Operating expenses .........................................      37,372       37,139       37,738       31,741        7,636
   Depreciation and amortization expense ......................      33,816       28,631       30,526       20,729        5,130
   Other income, net ..........................................          19           17           21            4            4
   Gain on disposition of assets ..............................          49           --           --           --           --
   Interest expense, net ......................................     (36,686)     (32,470)     (30,409)     (24,705)      (6,585)
   Extraordinary loss on refinancing ..........................          --           --           --      (17,387)          --
                                                                  ---------    ---------    ---------    ---------    ---------
   Net loss ...................................................   $ (19,993)   $  (4,068)   $  (6,315)   $ (22,973)   $  (8,439)
                                                                  =========    =========    =========    =========    =========
   Net loss available to common shareholders ..................   $ (23,451)   $  (7,202)   $  (9,393)   $ (28,891)   $  (8,637)
                                                                  =========    =========    =========    =========    =========

Loss per Basic and Diluted Share of Common Stock (1):
   Net loss before extraordinary item
     available to common shareholders .........................   $   (1.19)   $   (0.37)   $   (0.53)   $   (2.35)   $   (2.40)
   Extraordinary item .........................................          --           --           --        (3.56)          --
                                                                               ---------    ---------    ---------    ---------
   Net loss available to common shareholders ..................   $   (1.19)   $   (0.37)   $   (0.53)   $   (5.91)   $   (2.40)
                                                                  =========    =========    =========    =========    =========

Weighted Average Common Shares Outstanding (1):
   Basic and diluted ..........................................      19,756       19,340       17,565        4,886        3,600

Other Financial Data:
   Cash flows - operating activities ..........................   $  19,153    $  19,102    $  14,409    $  16,320    $  (3,292)
   Cash flows - investing activities ..........................      (7,602)     (29,368)     (37,128)    (314,788)     (61,541)
   Cash flows - financing activities ..........................      (2,365)       7,674       22,911      287,070       79,488
   EBITDA (2) .................................................      50,460       57,033       54,620       39,848        3,276
   Capital expenditures (3) ...................................      16,510       23,165       30,413       22,830       10,765
   Dispositions (4) ...........................................      10,968        1,967        4,496           --          148

Balance Sheet Data:
   Total cash and cash equivalents and restricted cash (5) ....   $  16,913    $   1,027    $   3,619    $   3,427    $  14,825
   Total assets ...............................................     460,784      470,660      462,332      440,257      122,300
   Total current and non-current debt (6) .....................     332,667      332,270      322,290      338,381       67,501
   Total exchangeable preferred stock .........................      37,181       33,723       30,589       66,546       25,198
   Total preferred stock with put redemption option ...........          --           --           --        3,223        3,223
   Total common stock with put redemption option ..............          --           --           --        1,972        1,972
   Total shareholders' equity .................................      52,477       75,369       82,369        1,300       15,819


(1) Shares of common stock issuable under stock options and warrants have not been included in the computation of diluted loss per share and the weighted average common shares outstanding as their effect is antidilutive.

(2) EBITDA represents earnings before interest, income taxes, depreciation, amortization, the gain or loss on disposition of assets and extraordinary items. Packaged Ice has included EBITDA data (which are not measures of financial performance under accounting principles generally accepted in the United States of America) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of Packaged Ice's operating performance or as an alternative to cash flow as a measure of liquidity. EBITDA may not be comparable to similarly captioned items presented by other companies.

(3) Includes all cash and non-cash amounts incurred by Packaged Ice but does not include expenditures used to acquire traditional ice businesses.

(4)   Includes all proceeds from dispositions of property and equipment.

(5) Includes restricted cash of $6.7 million at December 31, 2001. Restricted cash is collateralizing outstanding standby letters of credit.

(6) Includes the line of credit and the current and noncurrent portions of long-term obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Data," and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

GENERAL

         We view the manufacture and distribution of ice through traditional ice manufacturing and the Ice Factory as our predominant business segment. Our other business segment, non-ice products and operations, consists of refrigerated warehousing, bottled water and sales and leasing of ice production equipment. The majority of non-ice operations were acquired through acquisitions completed in 1998.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

         Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders within the meaning of such terms under the Private Securities Litigation Reform Act of 1995 and statements made in the course of presentations about our company, constitute "forward-looking statements." We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our company's actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

         o        general economic trends and seasonality;

         o        substantial leverage and ability to service debt;

         o availability of credit facilities and restrictive covenants under the credit facilities;

         o risks associated with acquisitions and failure to integrate acquired businesses;

         o        availability of capital sources; and

         o        competitive practices in the industry in which we compete.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues. Revenues increased $0.2 million, from $244.0 million for the year ended December 31, 2000 to $244.2 million for the year ended December 31, 2001. This increase in revenues consisted of a $1.0 million decrease in revenues from ice operations and a $1.2 million increase in revenues from non-ice operations. The decrease in ice operation revenue was primarily due to abnormally cool and rainy weather in the first quarter of 2001 and during September of 2001 in our Texas and Oklahoma markets as compared to the same periods in 2000, the effects of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001, offset by new customer locations and price increases. The increase in non-ice products and operations was due to increased bottled water unit sales, offset by a reduction in ice equipment leasing revenue related to the sale of that business in June 2001.

         Cost of Sales. Cost of sales increased $6.5 million, from $149.9 million for the year ended December 31, 2000 to $156.4 million for the year ended December 31, 2001. The cost of sales as a percentage of revenues increased 2.6% from 61.4% for the year ended December 31, 2000 to 64.0% for the year ended December 31, 2001. This increase primarily resulted from (i) the fact that not all of our costs change proportionately to changes in revenues, especially in the first and fourth calendar quarters, when fixed costs account for a greater proportion of our cost of sales, (ii) increases in fuel prices and employee health benefit costs (primarily in the first quarter of 2001), (iii) the impact of additional Ice Factory operating leases ($1.9 million higher than in 2000),
(iv) our increased presence in West Coast markets that generated sales with a lower margin than our other markets and (v) the effect of the bankruptcy of the third party with which we contracted for the majority of our electricity purchases.

         Gross Profit. Gross profit decreased $6.4 million, from $94.2 million for the year ended December 31, 2000, to $87.8 million for the year ended December 31, 2001. As a percentage of revenues, gross profit from ice products decreased from 38.2% to 35.7%. The decrease in gross profit percentage was due to additional expenses relating to health insurance and fuel in the first quarter of 2001, the increased use of operating leases associated with the Ice Factories compared to 2000, a third party bankruptcy and higher sales in West Coast markets. Gross profit on non-ice operations decreased from 42.3% to 38.5%, primarily due to increased bottled water unit sales with lower margins.

         Operating Expenses. Operating expenses increased $0.2 million, from $37.1 million for the year ended December 31, 2000, to $37.4 million for the year ended December 31, 2001. This increase was due to the impacts of severance expenses of $1.5 million and certain bankruptcies of $0.5 million, offset by decreases resulting from headcount reductions during 2001. As a percentage of revenues, operating expenses increased from 15.2% to 15.3%.

         Depreciation and Amortization. Depreciation and amortization increased $5.2 million, from $28.6 million for the year ended December 31, 2000, to $33.8 million for the year ended December 31, 2001. Depreciation and amortization increased $2.5 million due to full year effect of the capital expenditures and additions to intangible assets made during 2000 and the capital expenditures made in 2001. In addition, depreciation and amortization increased $2.7 million related to the write-off of unamortized debt issue costs related to our former credit facility.

         Interest Expense. Interest expense increased $4.2 million, from $32.5 million for the year ended December 31, 2000, to $36.7 million for the year ended December 31, 2001. The increase in interest expense resulted from a $3.6 million non-cash expense related to our interest rate swap agreement and higher levels of borrowings during the year ended December 31, 2001 as compared with the year ended December 31, 2000, offset by lower interest rates.

         Gain on Disposition of Assets: During the year ended December 31, 2001, we sold certain excess assets, non-core assets and our traditional ice business in California. Dispositions of excess and non-core assets included several pieces of real estate, the majority of our ice production equipment sales and leasing business and two cold storage facilities. The result of these dispositions was a net gain on disposition of assets of approximately $49,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package, and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to acquiring and installing additional Ice Factories and replacing and modernizing our other capital equipment and (e) acquisitions.

         We estimate our capital expenditures for 2002 will total approximately $12.5 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that capital expenditures will not exceed this estimate. In addition, we initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000 and early 2001. Beginning in the second quarter of 2001, we stopped using operating leases for our Ice Factory installations. During 2001, we began a program to redeploy certain lower margin machines to higher margin locations and anticipate the continuation of that program in 2002. During 2001, we placed 235 new machines, net of removals, and do not expect substantial machine additions, net of removals, in 2002. Any capital expenditures associated with new machines are contained within our 2002 capital expenditure plan of $12.5 million.

         As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets. In 2001, we realized proceeds of approximately $11.0 million as a result of dispositions of non-core assets, excess assets and our traditional ice business in California. We are continuing to market certain excess and non-core assets that we have determined to be disposable and anticipate proceeds of $3 million to $6 million in 2002.

         During 2001, we made one acquisition for a cost of $0.5 million. We financed this acquisition with amounts available under our bank credit facility.

         We estimate a loss in the first quarter of 2002 and negative cash flows from operations. However, we believe that we will have adequate liquidity to meet our debt service requirements and to satisfy working capital and general corporate needs. At December 31, 2001, we had a working capital deficit of approximately $4.2 million (surplus of $8.1 million exclusive of current maturities of long-term debt) and had approximately $19.6 million available under the revolving credit facility.

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

         At December 31, 2001, we had approximately $332.7 million of total debt outstanding as follows:

         o        $270 million of 9 3/4% senior notes due 2005;

         o        $62.3 million outstanding under our credit facility; and

         o        $0.4 million of other debt, net of debt discount.

         On December 27, 2001, we refinanced our bank credit facility with a new lender. The total commitment under the facility is $88 million (the "Credit Facility"), consisting of a $38 million line of credit (the "Line of Credit") and a $50 million term loan (the "Term Loan"). At December 31, 2001, we had $19.6 million of availability under the Line of Credit, cash on hand of $10.2 million and restricted cash of $6.7 million.

         Principal balances outstanding under the Line of Credit bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. The outstanding balance of the Line of Credit was $12.3 million at December 31, 2001 and was classified as a current liability because of the our intention to use the Line of Credit to fund our working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At December 31, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.86%. Interest is payable monthly. The Company pays a 0.5% fee monthly on the average availability under the Credit Facility, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the Credit Facility.

         For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the term loan equal to 65% of our Excess Cash Flow (as defined in the Credit Facility). This principal payment in due within 10 days of delivery of the annual audited financial statements to the lenders, which may occur no later than 90 days after a fiscal year end. In accordance with the Credit Facility, the principal payment can be waived if certain conditions are met and we pay the Amortization Waiver Fee (as defined in the Credit Facility). Any balances outstanding under the Term Loan are due October 31, 2004.

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

         The borrowing base under the Line of Credit is comprised of eligible accounts receivable and eligible equipment and in addition, from January 28 to July 15 of each calendar year, a $10 million seasonal overadvance. We anticipate having adequate collateral during the first and second quarters of 2002 to maintain a minimum availability of $5 million under the Line of Credit.
During the second half of 2002, we expect to have additional availability resulting from higher cash flows from operations and lower capital expenditures during the second and third quarters of the year. We are evaluating several options regarding the deployment of the excess cash flow that we expect to accumulate during these periods. These options include the purchase of our 9 3/4% senior notes on the open market, additional capital expenditures and acquisitions. On January 30, 2002, we repurchased and retired 9 3/4% senior notes with a par value of $2.5 million, which resulted in a gain of $0.4 million.

         At December 31, 2001, we had $6.4 million of standby letters of credit outstanding, primarily to secure certain insurance obligations. Due to the timing of the refinancing of the Credit Facility, we were required to cash collateralize the letters of credit at 105% of the face amount. This collateral is reported as restricted cash in the balance sheet as of December 31, 2001. We plan to have substantially all of the letters of credit transferred to our new lenders by the end of the first quarter of 2002 and will use the restricted cash that is released to pay down the Line of Credit. The transfer of the letters of credit will only increase our availability under the Credit Facility by $0.3 million since the new letters of credit are required to be reserved for under the Line of Credit. We may be required to increase our letters of credit during 2002 due to new insurance policies and electricity supply contracts. Letters of credit in the amount of $0.4 million have final expiration dates in 2004. The remaining letters of credit in the amount of $6 million have no final expiration dates.

         The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2001:


                                                                        2003 TO     2005 TO     2007 AND
                                              TOTAL        2002          2004        2006      THEREAFTER
                                            ---------    ---------    ---------    ---------   ----------
                                                                    (IN MILLIONS)

Long-term debt .........................    $   320.4    $     0.2    $    50.1    $   270.0    $     0.1
Line of Credit (1) .....................         12.3           --         12.3           --           --
Operating leases .......................         48.3         11.7         19.4         10.8          6.4
                                            ---------    ---------    ---------    ---------    ---------

    Total Contractual Obligations ......    $   381.0    $    11.9    $    81.8    $   280.8    $     6.5

         (1) Our Line of Credit obligation has been classified as working capital within the consolidated financial statements.

         During 1999 and continuing into 2000, the pace of our acquisition activities slowed significantly and has subsequently ceased with the exception of one small tuck-in acquisition completed in 2001. The decreased acquisition activity is generally due to the decline in the price of our common stock from the time of our initial public offering in January 1999. In 1999, in connection with possible future acquisitions, we filed an "acquisition shelf" registration statement to register the sale of up to five million shares of common stock of which 3,953,780 remain unissued as of December 31, 2001. Although we do not expect to continue to acquire traditional ice companies during 2002, we may continue to look at acquisition opportunities as they become available in certain circumstances.

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

NEW ACCOUNTING PRONOUNCEMENTS

         We implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this accounting standard resulted in an after-tax charge to other comprehensive income of $1.7 million and had no effect on our consolidated results of operations.

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

         In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Adoption of this new accounting standard resulted in an after-tax charge to net income of $73.2 million for the cumulative effect of an accounting change.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the FASB. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. We adopted this Statement on January 1, 2002. The adoption of this Statement did not have a significant effect on our consolidated financial position or results of operations.

RISK FACTORS

         OUR SUBSTANTIAL DEBT OBLIGATIONS MAY PREVENT US FROM FUNDING PLANNED ACTIVITIES, MAY REQUIRE US TO SEEK ADDITIONAL DEBT OR EQUITY FINANCING, SELL SELECTED ASSETS OR DIMINISH OUR ABILITY TO REACT TO CHANGES IN OUR INDUSTRY.

         We have financed many of our acquisitions through the incurrence of debt, and consequently, we have substantial debt service requirements. At December 31, 2001, our total indebtedness was $332.7 million. Our high level of debt could have important consequences to us, including the following:

o A substantial portion of our cash flow must be dedicated to paying interest on our debt. This reduces the level of cash flow available to fund working capital, capital expenditures and acquisitions.

o The indenture that governs the 9 3/4% senior notes and the credit agreement for our Credit Facility require us to meet certain financial tests. Additionally, there are other restrictions that limit our ability to pay dividends, borrow additional funds or to dispose of assets. These covenants and restrictions may affect our flexibility in planning for and reacting to changes in our business.

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

         In addition, we will be required to repay or refinance our Credit Facility, 9 3/4% senior notes and potentially our mandatorily redeemable preferred stock between October 31, 2004 and April 15, 2005. No assurances can be given that we will be able to accomplish these repayments or refinancings on acceptable terms and conditions.

         THE SEASONAL NATURE OF THE ICE BUSINESS RESULTS IN LOWER PROFITS, AND EVEN LOSSES, IN THE FIRST AND FOURTH QUARTERS OF THE YEAR.

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

o     substantial depreciation of property, plant and equipment

o substantial amortization of goodwill and other intangible assets primarily associated with our acquisitions and market expansion;

         As of December 31, 2001, we had an accumulated deficit of $64.9 million and total shareholders' equity of $52.5 million. On January 1, 2002, we will record a charge of $73.2 million related to the impairment of goodwill as required by the adoption of SFAS 142. This charge will result in negative shareholders' equity. We cannot guarantee that we will be profitable in the future.

         INCREASES IN THE PRICES OF ELECTRICITY, CERTAIN RAW MATERIALS AND OTHER REQUIRED EXPENSES COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         We use substantial amounts of electricity in connection with our manufacturing process. Over the last three years, we had fixed this cost at rates that were generally lower than market rates by entering into a supply and management agreement with a third party. On December 2, 2001, the third party filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, thereby breaching its agreement with us. Since that time, we have been paying market rates for electricity that are higher than those under the supply agreement. We anticipate that the annual impact of this event will approximate $2 million in extra electricity charges. Further increases in market rates could potentially have an adverse impact on our operations.

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

         WE MAY BE EXPOSED TO SIGNIFICANT ENVIRONMENTAL LIABILITIES.

         Our ice manufacturing and storage operations could create conditions that might result in environmental accidents, and cause us to be named as defendants in lawsuits. We currently carry liability insurance that we believe is adequate to cover our losses in these situations. However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance failed to cover these losses, our profits and our cash flow would decrease.

         WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

         As of March 15, 2002, the majority of our debt consisted of $267.5 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require such a repurchase. This could result in a default under other debt agreements, including our Credit Facility.

         CHANGES IN GOVERNMENT LAWS AND REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         Like any food company, we are subject to various local, state and federal laws relating to many aspects of our business, including labeling, sanitation, health and safety, and manufacturing processes. We cannot predict the types of government regulations that may be enacted in the future by the various levels of government or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material.

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

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Although we currently have no plans to do so (see Business-Acquisitions), if we begin acquiring other businesses again as part of our strategy, such acquisitions could result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 50.4% of our total assets and exceeded shareholders' equity by $179.6 million as of December 31, 2001. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 ceased on December 31, 2001. We will be required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses. The adoption of this accounting principle on January 1, 2002 resulted in an initial impairment charge of $73.2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of December 31, 2001, we would have had to pay $3.9 million.

         We are exposed to some market risk due to the floating interest rates under our Credit Facility. Principal balances outstanding under the Line of Credit bear interest, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JP Morgan Chase Bank) plus 1.5%. The Term Loan bear interest, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%.

         As of December 31, 2001, the Credit Facility had an outstanding principal balance of $62.3 million at a weighted average interest rate of 8.86% per annum. Due to our interest rate collar agreement and the fact that the Term Loan has a minimum interest rate of 9.5%, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates. At December 31, 2001, the 30-day LIBOR rate was 1.88%.

         The following table shows the approximate annual increase (decrease) in interest expense given the current principal balances on all our debt if LIBOR were to increase by 1% from the levels indicated below:


                                                 ESTIMATED
LIBOR RATE                                     ANNUAL IMPACT
-------------------------------                -------------
                                               (in thousands)
Less than or equal to 4.5%                       $(368)

Greater than 4.5%, less than
    or equal to 5.5%                             $(305)

Greater than 5.5%, less than
    or equal to 5.75%                            $ 570

Greater than 5.75%, less than
    or equal to 7.75%                            $ 380

Greater than 7.75%                               $ 132


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required hereunder are included in this report as set forth in Item 14(a) hereof and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         The information required by Item 10, "Director and Executive Officers of the Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners" and Item 13, "Certain Relationships and Related Transactions," of Part III is incorporated by reference to the information set forth in our definitive proxy statement for the 2002 Annual Meeting of the Shareholders, which is expected to be filed within 120 days of our fiscal year end.

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

3.       Exhibits

EXHIBIT NO.                              DESCRIPTION


     2.1 Stock Purchase Agreement between Packaged Ice, Inc. and Suiza Foods Corporation dated March 27, 1998. (Exhibit 2.1)(5)

     2.2 Stock Purchase Agreement among Packaged Ice, Inc., WLR Foods, Inc. and Cassco Ice & Cold Storage, Inc. dated July 31, 1998. (Exhibit 2.1)(7)

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

     4.1 Amended and Restated Certificate of Designation of 10% Exchangeable Preferred Stock. (Exhibit 4.12)(5)

     4.2 Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)

     4.3 Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of SV Capital Partners LP. (Exhibit 10.39)(2)

     4.4 Registration Rights Agreement by and between Packaged Ice and Silver Brands Partners, L.P. (formerly SV), dated February 3, 1999. (Exhibit 4.7)(9)

     4.5 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)

     4.6 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)

     4.7 Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3)(4)

     4.8 Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)

     4.9 Rights Agreement dated as of October 29, 1999, between the Company and American Stock Transfer & Trust Company as Rights Agent. (Exhibit 1)(11)

     4.10 First Amendment to the Warrant Agreement, dated April 24, 2001, between the Company and U.S. Trust Company of Texas, N.A. amending the Warrant Agreement dated October 16, 1997. (Exhibit 4.1)(15)

     10.1       Packaged Ice, Inc. 2000 Employee Stock Purchase Plan. (Exhibit
                10.2)(10)

     10.2       1994 Stock Option Plan, dated July 26, 1994. (Exhibit 10.10)(1)

     10.3       1998 Stock Option Plan, dated June 19, 1998. (Exhibit 10.34)(8)

     10.4       2001 Stock Option Plan, dated May 9, 2001. (Exhibit B)(14)

     10.5 Form of Indemnification Agreement entered into by Packaged Ice in favor of members of the Board of Directors. (Exhibit 10.31)(1)

     10.6 Development and Manufacturing Agreement by and between Lancer Corporation and Packaged Ice, dated April 13, 1993. (Exhibit 10.32)(1)

     10.7 The Amended and Restated Credit Agreement dated as of November 28, 2000 among the Financial Institutions named herein as the Lenders, Antares Capital Corporation as a Co-Agent and Bank of America, N.A. as a Co-Agent and the Administrative Agent and Packaged Ice, Inc. as Borrower. (Exhibit 10.8)(12)

     10.8       Subsidiary Guaranty dated as of November 28, 2000. (Exhibit
                10.10)(12)

     10.9 First Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of November 28, 2000.
                (Exhibit 10.9)(12)

     10.10 Second Amendment to Amended and Restated Credit Agreement dated as of November 28, 2000. (Exhibit 10.1)(13)

     10.11 Limited Waiver and Third Amendment to Amended and Restated Credit Agreement dated as of November 28, 2000. (Exhibit 10.1)(16)

     10.12 Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of William P. Brick and Jimmy C. Weaver, individually). (Exhibit 10.1)(15)

     10.13 Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Graham D. Davis, Steven J. Janusek and Ben D. Key, individually). (Exhibit 10.2)(15)

     10.14 Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Thomas L. Dann, Michael P. Busch, Billy W. Daniel, Joseph A. Geloso, William A. Newberry and Neil D. Showalter, individually). (Exhibit 10.3)(15)

     10.15 Indemnification Agreement between the Company and William P. Brick, dated April 19, 2001. (Exhibit 10.4)(15)

     10.16 Severance Agreement between the Company and James F. Stuart, dated April 19, 2001. (Exhibit 10.5)(15)

     10.17 Severance Agreement between the Company and Leonard A. Bedell, dated June 1, 2001. (Exhibit 10.6)(15)

     10.18 Agreement between the Company and A.J. Lewis III, dated June 19, 2001. (Exhibit 10.7)(15)

     10.19 The Second Amended and Restated Credit Agreement dated as of December 27, 2001 by and among Packaged Ice, Inc., as Borrower, the Lenders from Time to Time Party Hereto, and Ableco Finance LLC, as Collateral Agent and Administrative Agent. (Exhibit 4.1)(17)

     10.20+ Amended and Restated Subsidiary Guaranty dated as of December 27, 2001.

     10.21+ First Amendment to Second Amended and Restated Credit Agreement dated as of December 27, 2001.

     10.22+ Second Amendment to Second Amended and Restated Credit Agreement dated as of December 27, 2001.

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

     (7) Filed as an Exhibit to Packaged Ice's Form 8-K filed with the Commission on August 14, 1998.

     (8) Filed as an Exhibit to Amendment No. 2 to Packaged Ice's Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on January 4, 1999.

     (9) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 30, 1999.

     (10) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 28, 2000.

     (11) Filed as an Exhibit to Form 8-A12G filed on behalf of Packaged Ice with the Commission on November 1, 1999.

     (12) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 30, 2001.

     (13) Filed as an Exhibit to Packaged Ice's First Quarter Disclosure on Form 10-Q with the Commission on May 15, 2001.

     (14) Filed as an Exhibit to Packaged Ice's Definitive Proxy Statement filed with the Commission on May 17, 2001.

     (15) Filed as an Exhibit to Packaged Ice's Second Quarter Disclosure on Form 10-Q with the Commission on August 9, 2001.

     (16) Filed as an Exhibit to Packaged Ice's Third Quarter Disclosure on Form 10-Q with the Commission on November 14, 2001.

     (17) Filed as an Exhibit to Packaged Ice's Form 8-K filed with the Commission on January 10, 2002.


(b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          PACKAGED ICE, INC.


March 28, 2002                            /s/  STEVEN J. JANUSEK
                                          --------------------------------------
                                          Steven J. Janusek
                                          Chief Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   NAME                              TITLE                       DATE
                   ----                              -----                       ----
/s/  WILLIAM P. BRICK                      Chairman of the Board and        March 28, 2002
----------------------------------         Chief Executive Officer
William P. Brick


/s/  A. J. LEWIS III                       Director                         March 28, 2002
----------------------------------
A. J. Lewis III


/s/  STEVEN P. ROSENBERG                   Director                         March 28, 2002
----------------------------------
Steven P. Rosenberg


/s/  RICHARD A. COONROD                    Director                         March 28, 2002
----------------------------------
Richard A. Coonrod


/s/  ROBERT G. MILLER                      Director                         March 28, 2002
----------------------------------
Robert G. Miller


/s/  DAVID J. LOSITO                       Director                         March 28, 2002
----------------------------------
David J. Losito

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of Packaged Ice, Inc.:

         We have audited the accompanying consolidated balance sheets of Packaged Ice, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its interest rate swap agreement effective January 1, 2001, to conform with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

/s/ Deloitte & Touche LLP
Houston, Texas
February 20, 2002

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                 DECEMBER 31,
                                                                                            ---------------------
                                                                                              2001         2000
                                                                                            ---------   ---------
                                                                                                (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................  $  10,213   $   1,027
     Restricted cash .....................................................................      6,700          --
     Accounts receivable, net ............................................................     20,358      23,454
     Inventories .........................................................................      7,691      10,351
     Prepaid expenses ....................................................................      1,756       2,328
                                                                                            ---------   ---------
         Total current assets ............................................................     46,718      37,160
PROPERTY AND EQUIPMENT, net ..............................................................    181,977     191,404
GOODWILL AND OTHER INTANGIBLES, net ......................................................    232,079     242,041
OTHER ASSETS .............................................................................         10          55
                                                                                            ---------   ---------
TOTAL ....................................................................................  $ 460,784   $ 470,660
                                                                                            =========   =========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term obligations ............................................  $     188   $   6,748
     Line of credit ......................................................................     12,305          --
     Accounts payable ....................................................................     13,399      11,165
     Payable to affiliates ...............................................................          4         548
     Accrued expenses ....................................................................     25,056      17,585
                                                                                            ---------   ---------
         Total current liabilities .......................................................     50,952      36,046
LONG-TERM OBLIGATIONS ....................................................................    320,174     325,522
COMMITMENTS AND CONTINGENCIES (Note 14) ..................................................         --          --
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 365,697 shares issued and outstanding at December 31,
         2001 and 331,699 shares issued and outstanding at
         December 31, 2000, liquidation preference of $100 per share .....................     37,181      33,723
SHAREHOLDERS' EQUITY:
     Common stock, $0.01 par value, 50,000,000 shares authorized; 20,438,568 shares
         issued at December 31, 2001 and 19,692,315 shares issued at December 31, 2000 ...        204         197
     Additional paid-in capital ..........................................................    118,910     121,554
     Less:  298,231 shares of treasury stock, at cost ....................................     (1,491)     (1,491)
     Accumulated deficit .................................................................    (64,884)    (44,891)
     Accumulated other comprehensive loss ................................................       (262)         --
                                                                                            ---------   ---------
         Total shareholders' equity ......................................................     52,477      75,369
                                                                                            ---------   ---------
TOTAL ....................................................................................  $ 460,784   $ 470,660
                                                                                            =========   =========



                 See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                     2001          2000           1999
                                                ------------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues .....................................  $    244,247   $    244,044   $    231,723
Cost of sales ................................       156,434        149,889        139,386
                                                ------------   ------------   ------------
Gross profit .................................        87,813         94,155         92,337
Operating expenses ...........................        37,372         37,139         37,738
Depreciation and amortization expense ........        33,816         28,631         30,526
                                                ------------   ------------   ------------
Income from operations .......................        16,625         28,385         24,073
Other income, net ............................            19             17             21
Gain on disposition of assets ................            49             --             --
Interest expense, net ........................       (36,686)       (32,470)       (30,409)
                                                ------------   ------------   ------------
Loss before income taxes .....................       (19,993)        (4,068)        (6,315)
Income taxes .................................            --             --             --
                                                ------------   ------------   ------------
Net loss before preferred dividends ..........       (19,993)        (4,068)        (6,315)
Preferred dividends ..........................        (3,458)        (3,134)        (3,078)
                                                ------------   ------------   ------------
Net loss available to common shareholders ....  $    (23,451)  $     (7,202)  $     (9,393)
                                                ============   ============   ============

Net loss per share of common stock:
         Basic and diluted ...................  $      (1.19)  $      (0.37)  $      (0.53)
                                                ============   ============   ============

Weighted average common shares outstanding:
         Basic and diluted ...................        19,756         19,340         17,565
                                                ============   ============   ============



                See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                             COMMON STOCK
                                            --------------                                            ACCUMULATED
                                            NUMBER          ADDITIONAL                                  OTHER
                                              OF      PAR    PAID-IN      TREASURY    ACCUMULATED    COMPREHENSIVE
                                            SHARES   VALUE   CAPITAL       STOCK        DEFICIT          LOSS          TOTAL
                                            ------   -----  ----------   ----------   ------------   --------------   --------
                                                                      (IN THOUSANDS)

Balance at December 31, 1998 .............   4,926  $   49  $   37,250   $   (1,491)  $    (34,508)  $           --   $  1,300
Issuance of common stock, net of
     issuance costs ......................  10,750     108      82,671           --             --               --     82,779
Conversion of preferred and
      common stock with put
      redemption option ..................     995      10       5,185           --             --               --      5,195
Conversion of warrants ...................   1,131      11          (9)          --             --               --          2
Common stock issued for redemption
      premium on 13% exchangeable
      preferred stock ....................     482       5          (5)          --             --               --         --
Common stock issued in consideration
      for acquisitions ...................   1,304      13       6,945           --             --               --      6,958
Common stock issued in consideration
      property acquisitions ..............      19      --          99           --             --               --         99
Dividends accumulated on 10%
      exchangeable preferred stock .......      --      --      (2,844)          --             --               --     (2,844)
Dividends accumulated on 13%
      exchangeable preferred stock .......      --      --        (234)          --             --               --       (234)
Net fair value of warrants issued in
      connection with 13% exchangeable
      preferred stock ....................      --      --      (4,571)          --             --               --     (4,571)
Net loss .................................      --      --          --           --         (6,315)              --     (6,315)
                                            ------  ------  ----------   ----------   ------------   --------------   --------
Balance at December 31, 1999 .............  19,607     196     124,487       (1,491)       (40,823)              --     82,369
Issuance of common stock in
    connection with the 2000
    Employee Stock Purchase Plan .........      67       1         202           --             --               --        203
Conversion of warrants ...................      18      --          --           --             --               --         --
Redemption of Series C preferred
       stock .............................      --      --          (1)          --             --               --         (1)
Dividends accumulated on 10%
       exchangeable preferred stock ......      --      --      (3,134)          --             --               --     (3,134)
Net loss .................................      --      --          --           --         (4,068)              --     (4,068)
                                            ------  ------  ----------   ----------   ------------   --------------   --------
Balance at December 31, 2000 .............  19,692     197     121,554       (1,491)       (44,891)              --     75,369
Issuance of common stock in
    connection with the 2000
    Employee Stock Purchase Plan .........     416       4         582           --             --               --        586
Exercise of employee stock options .......     100       1         159           --             --               --        160
Conversion of warrants ...................     231       2          (2)          --             --               --         --
Dividends accumulated on
    10% exchangeable preferred
    stock ................................      --      --      (3,458)          --             --               --     (3,458)
Fair value of employee stock
    options vested .......................      --      --          75           --             --               --         75
Comprehensive loss:
Net loss .................................      --      --          --           --        (19,993)              --    (19,993)
Initial recognition of derivative
    liability ............................      --      --          --           --             --           (1,653)    (1,653)
Change in fair value of derivative
    liability ............................      --      --          --           --             --           (2,246)    (2,246)
Realized loss on interest rate swap ......      --      --          --           --             --            3,637      3,637
Total comprehensive loss .................      --      --          --           --             --               --    (20,255)
                                            ------  ------  ----------   ----------   ------------   --------------   --------
Balance at December 31, 2001 .............  20,439  $  204  $  118,910   $   (1,491)  $    (64,884)  $         (262)  $ 52,477
                                            ======  ======  ==========   ==========   ============   ==============   ========


                See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                 2001           2000           1999
                                                                             ------------   ------------   ------------
                                                                                           (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .............................................................  $    (19,993)  $     (4,068)  $     (6,315)
     Adjustments to reconcile net loss to net cash provided by operating activities (excluding working capital from acquisitions):
         Depreciation and amortization ....................................        33,816         28,631         30,526
         Amortization of debt discount, net ...............................            40             40             40
         Gain from disposal of assets .....................................           (68)           (17)           (21)
         Fair value of employee stock options vested ......................            75             --             --
         Realized loss on interest rate swap ..............................         3,637             --             --
         Change in assets and liabilities:
              Restricted cash .............................................        (6,700)            --             --
              Accounts receivable, inventories and prepaid expenses .......         4,057         (4,564)        (6,558)
              Accounts payable and accrued expenses .......................         4,289           (920)        (3,263)
                                                                             ------------   ------------   ------------
     Net cash provided by operating activities ............................        19,153         19,102         14,409
                                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions .....................................       (16,510)       (23,165)       (30,314)
     Cost of acquisitions .................................................          (500)        (7,993)       (11,284)
     Proceeds from disposition of property and equipment ..................        10,968          1,967          4,496
     Increase in other noncurrent assets ..................................        (1,560)          (177)           (26)
                                                                             ------------   ------------   ------------
     Net cash used in investing activities ................................        (7,602)       (29,368)       (37,128)
                                                                             ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and preferred stock .................           746            203         82,779
     Proceeds from conversion of warrants .................................            --             --              2
     Repurchase of common and preferred stock .............................            --             (1)       (43,607)
     Borrowings from credit facility ......................................       260,043         61,782         52,845
     Repayment of credit facility .........................................      (262,903)       (54,054)       (68,845)
     Repayment of long-term obligations ...................................          (251)          (256)          (263)
                                                                             ------------   ------------   ------------
     Net cash (used in) provided by financing activities ..................        (2,365)         7,674         22,911
                                                                             ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................         9,186         (2,592)           192
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................         1,027          3,619          3,427
                                                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................  $     10,213   $      1,027   $      3,619
                                                                             ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest ...........................................  $     32,909   $     32,714   $     30,712
                                                                             ============   ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Initial recognition of derivative liability ..........................  $      1,653   $         --   $         --
                                                                             ============   ============   ============
     Change in fair value of derivative liability .........................  $      2,246   $         --   $         --
                                                                             ============   ============   ============
     Common stock issued in consideration for business acquisitions .......  $         --   $         --   $      6,958
                                                                             ============   ============   ============
     Common stock issued in consideration for property additions ..........  $         --   $         --   $         99
                                                                             ============   ============   ============
     Common stock issued in exchange for preferred stock ..................  $         --   $         --   $          5
                                                                             ============   ============   ============
     Amortization of warrants issued in connection with
         preferred stock ..................................................  $         --   $         --   $         43
                                                                             ============   ============   ============
     Conversion of preferred stock, common stock with put redemption
         option and warrants to common stock ..............................  $         --   $         --   $      5,204
                                                                             ============   ============   ============
     Long-term debt incurred to purchase assets ...........................  $         --   $         --   $        109
                                                                             ============   ============   ============


                See notes to consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.  ORGANIZATION

         Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") manufacture and distribute packaged ice products and bottled water, own and operate refrigerated warehouses and sell and lease ice production equipment. Packaged ice products are distributed by traditional delivery methods and stand-alone automated ice merchandising systems (the "Ice Factory") that produce, package, store and merchandise ice at the point of sale. At December 31, 2001, the Company served over 73,000 customer locations in 30 states and the District of Columbia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The consolidated financial statements include the accounts of Packaged Ice, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Accounts Receivable. Accounts receivable are net of allowances for doubtful accounts of $1.0 and $0.5 million at December 31, 2001 and 2000, respectively. Bad debt expense for the three years in the period ended December 31, 2001 was $1.1 million, $0.5 million and $0.4 million, respectively.

         Inventories. Inventories consist of raw materials and supplies and finished goods. Raw materials and supplies include ice packaging material, spare parts, bottled water supplies and merchandiser parts. Finished goods include packaged ice and bottled water. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

         Property and equipment. Property and equipment is carried at cost and is being depreciated on a straight-line basis over an estimated life of 2.5 to 40 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

         On January 1, 2000, the Company changed the useful life of its Ice Factory equipment from seven to 12 years. If the Company had continued using a seven-year useful life, depreciation and amortization for the years ended December 31, 2001 and 2000 would have been $36.7 million and $31.5 million, respectively. Net loss available to common shareholders for the years ended December 31, 2001 and 2000 would have been $26.4 million and $10.1 million, respectively. Basic and diluted net loss per common share for the years ended December 31, 2001 and 2000 would have been $1.33 and $0.52, respectively.

         Goodwill and Other Intangibles. Goodwill and other intangibles include the following that are amortized over their useful lives:


            INTANGIBLE ASSETS                                                      USEFUL LIFE
----------------------------------------                               -----------------------------------

Goodwill and other acquisition costs.................................. Straight line method over 40 years
Trade names........................................................... Straight line method over 40 years
Ice system patents.................................................... Straight line method over 17 years
Debt issue costs...................................................... Interest method over the terms of the debt
Other intangibles .................................................... Straight line method over the terms of the agreements

         Upon adoption of SFAS 142 (see New Accounting Pronouncements) on January 1, 2002, the Company ceased amortization of its goodwill, acquisition costs and certain intangible assets with an indefinite life. Amortization expense related to these items was $6.0 million for 2001.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         Earnings Per Share. The computation of loss per share is based on net loss, after deducting the dividend requirement of preferred stock ($3.5 million in 2001 and $3.1 million in 2000 and 1999), divided by the weighted average number of shares outstanding. Options to purchase 2.1 million shares and warrants to purchase 2.8 million shares of common stock that are outstanding but exercisable at prices above the Company's average common stock price have not been included in the computation of diluted net loss per share and weighted average common shares outstanding. For the years ended December 31, 2001, 2000 and 1999, there are 0.49 million, 0.70 million and 0.73 million shares, respectively, of anti-dilutive securities which are not included in the earnings per share calculation.


                                                                                   YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                              2001           2000           1999
                                                                          ------------   ------------   ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss per share of common stock:
     Basic and diluted weighted average common shares outstanding ......        19,756         19,340         17,565
                                                                          ============   ============   ============
     Basic and diluted net loss available to common shareholders .......  $      (1.19)  $      (0.37)  $      (0.53)
                                                                          ============   ============   ============

Net loss for basic and diluted computation:
     Net loss before preferred dividends ...............................  $    (19,993)  $     (4,068)  $     (6,315)
     Preferred share dividends .........................................        (3,458)        (3,134)        (3,078)
                                                                          ------------   ------------   ------------
     Net loss available to common shareholders .........................  $    (23,451)  $     (7,202)  $     (9,393)
                                                                          ============   ============   ============

         Cash Flows. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Fair Values of Financial Instruments. The Company's financial instruments consist primarily of cash and cash equivalents (restricted and unrestricted), accounts receivable, accounts payable and debt obligations. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. It is not practicable to estimate the fair values of the affiliate amounts due to their related party nature. The fair value of the Company's credit facility is representative of its carrying value based upon the variable rate terms and management's opinion that the current rates offered to the Company with the same maturity and security structure are equivalent to that of the credit facility. See Note 8 regarding the fair value of the Company's 9 3/4% Senior Notes.

         Interest Rate Swap Agreement. The differential to be paid or received on the interest rate swap agreement is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense. The Company does not use this instrument for trading purposes. The

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Company has entered into this swap arrangement for the purpose of hedging its anticipated cash payments for interest associated with its variable rate debt. See Note 8 regarding the fair value of the Company's interest rate swap agreement.

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

         New Accounting Pronouncements. The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The effective portion of the change in the fair value of derivatives used as hedges are reported as other comprehensive income, with all other changes reported in net income. Adoption of this accounting standard resulted in an after-tax charge to other comprehensive income of $1.7 million and had no effect on the Company's consolidated results of operations.

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

         In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Adoption of this new accounting standard resulted in an after-tax charge to net income of $73.2 million for the cumulative effect of this accounting change.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the FASB. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. The Company adopted this Statement on January 1, 2002. Adoption of this Statement did not have a significant effect on the Company's consolidated financial position or results of operations.

         Reclassifications. Certain amounts from previous years have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS

         Since April 1997, the Company has completed 84 acquisitions for an aggregate cost of $389.5 million. Significant acquisitions have included the purchase of all of the outstanding stock of Reddy Ice Corporation from Suiza Foods Corporation for approximately $180.8 million in cash in April 1998 and the purchase of all of the outstanding stock of Cassco Ice & Cold Storage, Inc. from WLR Foods, Inc. for approximately $59 million in cash in July 1998. The Company's acquisition program has been financed almost exclusively through the incurrence of debt and the issuance of capital stock.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The acquisitions included, at fair value, current assets of $26.1 million, property and equipment of $158.3 million, other assets of $0.6 million, current liabilities of $31.6 million and long-term debt, primarily paid at closings, of $13.3 million. The excess of the aggregate purchase price over the fair market value of the net assets acquired, including acquisition costs, of approximately $249.4 million was recorded as goodwill and other intangibles and is being amortized over 40 years. Total amortization expense for goodwill and other intangible assets resulting from the Company's acquisitions was $7.6 million, $6.2 million and $6.0 million for the three years ended December 31, 2001, 2000 and 1999, respectively.

         The operating results of the acquired companies have been included in the Company's consolidated financial statements from the date of their respective purchases. The following unaudited pro forma information presents summaries of (i) the consolidated results of operations for the years ended December 31, 2001 and 2000 as if the 2001 acquisition had occurred as of January 1, 2000 and (ii) the consolidated results of operations for the years ended December 31, 2000 and 1999, as if the 2000 acquisitions had occurred as of January 1, 1999.


                                                                   2001          2000
                                                              ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
2001 Acquisitions:
     Revenues ..............................................  $    247,373   $    247,170
     Net loss available to common shareholders .............       (23,451)        (7,202)
     Basic loss per share ..................................         (1.19)         (0.37)
     Diluted loss per share ................................         (1.19)         (0.37)


                                                                   2000          1999
                                                              ------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)


2000 Acquisitions:
     Revenues ..............................................  $    244,558   $    232,804
     Net loss available to common shareholders .............        (7,092)        (9,157)
     Basic loss per share ..................................         (0.37)         (0.52)
     Diluted loss per share ................................         (0.37)         (0.52)

4.  INVENTORIES


                                                                      DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN THOUSANDS)
Raw materials and supplies .................................  $      6,468   $      8,806
Finished goods .............................................         1,223          1,545
                                                              ------------   ------------
     Total .................................................  $      7,691   $     10,351
                                                              ============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  PROPERTY AND EQUIPMENT


                                                                                        DECEMBER 31,
                                                                                  ------------------------
                                                                                     2001         2000
                                                                                  -----------  -----------
                                                                                       (IN THOUSANDS)

Land............................................................................. $    16,913  $    17,545
Buildings........................................................................      65,133       62,045
Plant, equipment and machinery...................................................     177,801      169,551
Construction in progress.........................................................         791        2,567
                                                                                  -----------  -----------
Total property and equipment.....................................................     260,638      251,708
Less:  Accumulated depreciation..................................................      78,661       60,304
                                                                                  -----------  -----------
     Total....................................................................... $   181,977  $   191,404
                                                                                  ===========  ===========

         Depreciation expense for the three years in the period ended December 31, 2001 was $20.6 million, $20.1 million and $20.9 million, respectively.

6.  GOODWILL AND OTHER INTANGIBLES


                                                                                        DECEMBER 31,
                                                                                  ------------------------
                                                                                     2001         2000
                                                                                  -----------  -----------
                                                                                       (IN THOUSANDS)

Goodwill and other acquisition costs............................................. $   214,239  $   216,845
Trade names......................................................................      27,500       27,500
Debt issue costs.................................................................      12,093       12,798
Other intangibles................................................................       8,225        7,205
                                                                                  -----------  -----------
                                                                                      262,057      264,348
Less:  Accumulated amortization..................................................      29,978       22,307
                                                                                  -----------  -----------
     Total....................................................................... $   232,079  $   242,041
                                                                                  ===========  ===========


7.  ACCRUED EXPENSES


                                                                                        DECEMBER 31,
                                                                                  ------------------------
                                                                                     2001         2000
                                                                                  -----------  -----------
                                                                                       (IN THOUSANDS)

Accrued interest................................................................. $    11,222  $    11,082
Accrued compensation.............................................................       4,697        3,106
Derivative liability.............................................................       3,899            -
Accrued taxes....................................................................       1,652        1,474
Other............................................................................       3,586        1,923
                                                                                  -----------  -----------
     Total....................................................................... $    25,056  $    17,585
                                                                                  ===========  ===========


8.  LINE OF CREDIT AND LONG-TERM OBLIGATIONS

         The Company has $270 million aggregate principal amount of 9 3/4% Senior Notes outstanding as of December 31, 2001. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the "Indenture"). The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company's bank credit facility. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


create liens. The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries. At December 31, 2001, the fair value of the Senior Notes was $202.5 million, based on market quotations.

         On December 27, 2001, the Company's bank credit facility was refinanced with a new lender. The total commitment under the new facility is $88 million (the "Credit Facility"), consisting a $38 million revolving loan (the "Line of Credit") and a $50 million term loan (the "Term Loan"). Costs incurred to refinance the Credit Facility were paid through draws on the Line of Credit. At December 31, 2001, the Company had $19.6 million of availability under the Line of Credit.

         Principal balances outstanding under the Line of Credit bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. The outstanding balance of the Line of Credit was $12.3 million at December 31, 2001 and was classified as a current liability because of the Company's intention to use the Line of Credit to fund its working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at the Company's option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At December 31, 2001, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.86%. Interest is payable monthly. The Company pays a 0.5% fee monthly on the average availability under the Credit Facility, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the Credit Facility.

         For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the Term Loan equal to 65% of the Company's Excess Cash Flow (as defined in the Credit Facility). This principal payment is due within 10 days of delivery of the annual audited financial statements to the lenders, which may occur no later than 90 days after a fiscal year end. In accordance with the Credit Facility, the principal payment can be waived if certain conditions are met and the Company pays the Amortization Waiver Fee (as defined in the Credit Facility). Any balance outstanding under the Term Loan is due upon the final maturity date of October 31, 2004.

         On November 28, 2000, the Company entered into an interest rate collar agreement (the "Collar Agreement"). If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, the Company will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, the Company will pay the difference plus 1%. Any amounts payable or receivable are settled monthly. The Collar Agreement has a notional amount of $50 million and a term of 4 years. When the Credit Facility was refinanced on December 27, 2001, $3.6 million of amounts previously deferred in accumulated other comprehensive loss on the balance sheet were realized in current period income as the original hedged, forecasted transaction was no longer deemed probable of occurring. The Collar Agreement was redesignated as a hedge of the new Credit Facility with subsequent changes in fair value deferred in other comprehensive income or loss. During 2001, interest expense included $5.0 million related to the Collar Agreement, of which $3.6 million was the non-cash charge related to the balances previously deferred in accumulated other comprehensive loss. During 2000, there was no financial statement impact as the Index Rate was between 5.75% and 7.75%.

         If the Company had been required to settle the Collar Agreement as of December 31, 2001, the Company would have had to pay $3.9 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. At December 31, 2001, the Company was in compliance with these covenants.

         At December 31, 2001, the Company had $6.4 million of standby letters of credit outstanding, primarily to secure certain insurance obligations. Due to the timing of the refinancing of the Credit Facility, the Company was required to cash collateralize the letters of credit at 105% of the face amount. This collateral is reported as restricted cash in the balance sheet as of December 31, 2001.

         At December 31, 2001 and 2000, long-term obligations consisted of the following:


                                                                                        DECEMBER 31,
                                                                                  ------------------------
                                                                                     2001         2000
                                                                                  -----------  -----------
                                                                                       (IN THOUSANDS)

9 3/4% Senior Notes.............................................................. $   270,000  $   270,000
Unamortized debt discount on 9 3/4% Senior Notes.................................        (123)        (163)
Term Loan........................................................................      50,000       61,697
Other............................................................................         485          736
                                                                                  -----------  -----------
Total long-term obligations......................................................     320,362      332,270
Less:  Current maturities........................................................        (188)      (6,748)
                                                                                  -----------  -----------
     Long-term obligations, net.................................................. $   320,174  $   325,522
                                                                                  ===========  ===========

     As of December 31, 2001, principal maturities of long-term obligations for the next five years are as follows:


                                                                                             (IN THOUSANDS)

2002.......................................................................................... $       188
2003..........................................................................................          72
2004..........................................................................................      50,045
2005..........................................................................................     269,927
2006..........................................................................................          50
And thereafter................................................................................          80
                                                                                               -----------
     Total.................................................................................... $   320,362
                                                                                               ===========

         See Note 12 for information regarding subsidiary guarantors of long-term obligations.

9.  INCOME TAXES

         The Company incurred losses for each of the three years ended December 31, 2001, 2000 and 1999 for both financial reporting and tax return purposes. Due to the uncertainty of being able to utilize such losses to reduce future taxes, a valuation allowance has been provided to reduce to zero the net deferred tax assets resulting primarily from the loss carryforwards available.

         The total provision for income taxes varied from the U.S. federal statutory rate due to the following:


                                                                            YEAR ENDED DECEMBER 31,
                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
                                                                                (IN THOUSANDS)

Federal income tax benefit at statutory rate.......................  $    (6,798) $    (1,383) $    (2,147)
State income taxes, net of federal income tax benefits.............         (660)        (134)        (208)
Increase (decrease) in valuation allowance.........................        5,367       (5,056)         823
Change in deferred taxes due to acquisitions.......................           --        5,276           --
Non-deductible expenses and other..................................        2,091        1,297        1,532
                                                                     -----------  -----------  -----------
     Total provision for income taxes..............................  $        --  $        --  $        --
                                                                     ===========  ===========  ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:



                                                                            YEAR ENDED DECEMBER 31,
                                                                     -----------  -----------  -----------
                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
                                                                                (IN THOUSANDS)

Deferred Tax Liability:
     Property and equipment........................................  $   (26,858) $   (23,007) $   (12,351)
                                                                     ===========  ===========  ===========

Deferred Tax Asset:
     Other assets..................................................  $     3,254  $     1,507  $       619
     Net operating loss carryforwards..............................       33,535       26,064       21,352
                                                                     -----------  -----------  -----------
         Total deferred tax assets.................................  $    36,789  $    27,571  $    21,971
                                                                     ===========  ===========  ===========

Net deferred tax assets............................................  $     9,931  $     4,564  $     9,620
Valuation allowance................................................       (9,931)      (4,564)      (9,620)
                                                                     -----------  -----------  -----------
     Total deferred taxes..........................................  $         -  $         -  $         -
                                                                     ===========  ===========  ===========

         At December 31, 2001, the Company had approximately $90 million of net operating loss carryforwards that expire between 2005 and 2021. There will be an annual limitation on the utilization of the outstanding net operating loss carryforwards due to an ownership change, as defined by Section 382 of Internal Revenue Code, as amended.


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

         During January 1997, the Company's Board of Directors authorized the designation of 200,000 shares of $0.01 par value Series B convertible preferred stock ("Series B"). The Company issued 124,831 Series B shares in full satisfaction of 10% convertible demand notes. The Series A and Series B shares were also subject to the same put redemption option described above for the 420,000 common shares.

         In connection with the Company's offering of common stock on February 3, 1999, as discussed below, the holders of Series A and Series B exercised their convertibility rights and received 450,000 and 124,831 common shares, respectively, and the put redemption feature on the 420,000 common shares referred to above was satisfied.

         The Company's Board of Directors has authorized the designation of 500,000 shares of $0.01 par value 10% exchangeable preferred stock, and 100 shares of $0.01 par value Series C preferred stock. Holders of the 10% exchangeable preferred stock are entitled to receive dividends equal to 10% of the liquidation preference of $100 per share, and all dividends are fully cumulative. Dividends may be paid in cash or in kind by issuing a number of additional shares of the 10% exchangeable preferred stock. Dividend payments made after December 2, 2001, are required to be made in cash, except to the extent prohibited by the Company's 9 3/4% Senior Note Indenture and Credit Facility. Both the Indenture and the Credit Facility prohibit the payment of any cash dividends during the terms of the agreements. If

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


dividends are paid in kind, the Company shall also issue to holders of the 10% exchangeable preferred stock, additional warrants to purchase common stock at an exercise price of $13.00 per share. Holders of the 10% exchangeable preferred stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities. The Company may redeem the 10% exchangeable preferred stock at any time subject to contractual and other restrictions. The Company is obligated to redeem the 10% exchangeable preferred stock for cash on April 15, 2005.

         On December 2, 1997, the Company entered into a securities purchase agreement with Culligan Water Technologies, Inc. and an existing shareholder pursuant to which the Company issued 250,000 shares of the 10% exchangeable preferred stock, 100 shares of Series C preferred stock and warrants, with an exercise price of $13.00 per share, to purchase 1,923,077 shares of the Company's common stock, in exchange for an aggregate purchase price of $25.0 million less issuance costs of $856,017. The warrants are valid until the earlier to occur of (a) April 15, 2005 or (b) the first anniversary of the last day of the first period of 20 consecutive days following a qualifying initial public offering, as defined in the securities purchase agreement, during which there is a closing price on each such trading day and the closing price on each such trading day equals or exceeds the threshold price, as defined. On March 1, 2000, the Company exercised its right to redeem its $0.01 par value Series C preferred stock. The 100 outstanding shares were redeemed for $10 per share.

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

         During 2001, 2000 and 1999, the Company paid no cash dividends on the 10% exchangeable preferred stock or the 13% exchangeable preferred stock, electing to pay in kind dividends on the respective dividend dates. Payments for the years ended December 31, 2001, 2000 and 1999 totaled 33,998, 30,838 and 27,971 shares of 10% exchangeable preferred stock, respectively, and warrants to purchase 261,525, 237,217 and 215,163 shares of common stock, respectively, at $13 per share.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

11.  EMPLOYEE BENEFIT PLANS

         401(k) Plan. The Company has established a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $481,582, $476,351 and $498,092 in 2001, 2000 and 1999, respectively.

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

         The following table indicates share and exercise price information with respect to the 1994 Stock Option Plan for the three years ended December 31, 2001, 2000 and 1999:


                                                   2001                   2000                      1999
                                        -----------------------  -----------------------  -----------------------
                                                      WEIGHTED                WEIGHTED                  WEIGHTED
                                                       AVERAGE                AVERAGE                   AVERAGE
                                                      EXERCISE                EXERCISE                  EXERCISE
                                          SHARES        PRICE      SHARES       PRICE       SHARES       PRICE
                                        ----------   ----------  ----------   ----------  ----------   ----------

Outstanding at beginning of year .....     335,200   $    11.24     385,700   $    11.01     391,200   $    11.01
Granted ..............................          --         0.00          --         0.00          --         0.00
Exercised ............................          --         0.00          --         0.00          --         0.00
Forfeited ............................     (21,250)        9.93     (50,500)        9.56      (5,500)       10.91
                                        ----------   ----------  ----------   ----------  ----------   ----------
Outstanding at end of year ...........     313,950   $    11.32     335,200   $    11.24     385,700   $    11.01
                                        ==========   ==========  ==========   ==========  ==========   ==========

Weighted average fair value of
   options granted during the year....               $     0.00               $     0.00               $     0.00
                                                     ==========               ==========               ==========

         Options outstanding at December 31, 2001 consisted of the following:


                                          WEIGHTED          WEIGHTED
           RANGE OF                       AVERAGE            AVERAGE
      EXERCISE PRICES    NUMBER OF     EXERCISE PRICE       REMAINING
           PER SHARE      OPTIONS        PER SHARE       CONTRACTUAL LIFE
      --------------------------------------------------------------------

        $6.22-$7.50        37,000        $  6.62            3.3 years
          $10.00          127,750         $10.00            4.8 years
      $13.00-$15.00       149,200         $13.63            5.5 years

         All options outstanding under the 1994 Stock Option Plan were exercisable as of December 31, 2001.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         1998 Stock Option Plan. During 1998, the shareholders approved the Packaged Ice, Inc. 1998 Stock Option Plan that reserved for issuance 1,000,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock and stock bonuses to officers, employees, outside directors and consultants and advisors to the Company or any of its subsidiaries at the discretion of the Compensation Committee of the Board of Directors. The plan provides for the underlying shares that are no longer subject to purchase pursuant to an option previously granted to be reoptioned. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, become exercisable in annual increments for up to five years commencing one year after the date of grant and expire not more than 10 years from the date of grant. Certain option grants also provide for vesting based on the appreciation of the Company's common stock price.

         The following table indicates share and exercise price information with respect to the 1998 Stock Option Plan for the three years ended December 31, 2001, 2000 and 1999:


                                                   2001                         2000                        1999
                                        ---------------------------  ---------------------------  ---------------------------
                                                         WEIGHTED                    WEIGHTED                      WEIGHTED
                                                         AVERAGE                     AVERAGE                       AVERAGE
                                                        EXERCISE                     EXERCISE                      EXERCISE
                                            SHARES        PRICE         SHARES         PRICE         SHARES          PRICE
                                        ------------   ------------  ------------   ------------  ------------   ------------
Outstanding at beginning of year .....       836,951   $       7.45       415,289   $      11.94       243,070   $      15.00
Granted ..............................       211,300           2.09       480,800           4.13       184,682           8.01
Exercised ............................            --           0.00            --           0.00            --           0.00
Forfeited ............................       (71,799)          8.91       (59,138)         11.97       (12,463)         13.33
                                        ------------   ------------  ------------   ------------  ------------   ------------

Outstanding at end of year ...........       976,452   $       6.18       836,951   $       7.45       415,289   $      11.94
                                        ============   ============  ============   ============  ============   ============

Weighted average fair value of
options granted during the year ......                 $       0.95                 $       2.28                 $       4.59
                                                       ============                 ============                 ============


         Options outstanding at December 31, 2001 consisted of the following:


                                                                              EXERCISABLE OPTIONS
                                                                           -----------------------------
                                          WEIGHTED-          WEIGHTED-                       WEIGHTED-
           RANGE OF                        AVERAGE            AVERAGE                        AVERAGE
       EXERCISE PRICES     NUMBER OF    EXERCISE PRICE      REMAINING       NUMBER OF    EXERCISE PRICE
           PER SHARE        OPTIONS       PER SHARE     CONTRACTUAL LIFE     OPTIONS        PER SHARE
      ----------------     ---------    --------------  ----------------    ---------    ---------------
       $1.70-$2.00          196,500         $1.99            7.9 years            --             --
          $4.13             461,810         $4.13            6.1 years        93,850          $4.13
          $8.00             147,206         $8.00            6.0 years        59,979          $8.00
         $15.00             170,936        $15.00            5.3 years       103,706         $15.00


         2001 Stock Option Plan. During 2001, the shareholders approved the Packaged Ice, Inc. 2001 Stock Option Plan that reserved for issuance 1,000,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock and stock bonuses to officers, employees, outside directors and consultants and advisors to the Company or any of its subsidiaries at the discretion of the Compensation Committee of the Board of Directors. The plan provides for the underlying shares that are no longer subject to purchase pursuant to an option previously granted to be reoptioned. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant and expire not more than 10 years from the date of grant. Options become exercisable in annual increments for up to five years commencing one year after the date of grant, with the exception of one grant of 100,000 shares in 2001 which were vested upon issuance. Certain option grants also provide for vesting based on the appreciation of the Company's common stock price.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table indicates share and exercise price information with respect to the 2001 Stock Option Plan for the year ended December 31, 2001:


                                                   2001
                                           ------------------------
                                                          WEIGHTED
                                                           AVERAGE
                                                          EXERCISE
                                            SHARES         PRICE
                                           ----------    ----------
Outstanding at beginning of year.........          --    $     0.00
Granted..................................   1,009,000          1.94
Exercised................................    (100,000)         1.60
Forfeited................................     (44,000)         2.00
                                           ----------    ----------
Outstanding at end of year...............     865,000    $     1.97
                                          ===========    ==========

Weighted average fair value of
options granted during the year                          $     1.42
                                                         ==========


         Options outstanding at December 31, 2001 consisted of the following:


                                                                              EXERCISABLE OPTIONS
                                                                           -----------------------------
                                          WEIGHTED-          WEIGHTED-                       WEIGHTED-
           RANGE OF                        AVERAGE            AVERAGE                        AVERAGE
       EXERCISE PRICES     NUMBER OF    EXERCISE PRICE      REMAINING       NUMBER OF    EXERCISE PRICE
           PER SHARE        OPTIONS       PER SHARE     CONTRACTUAL LIFE     OPTIONS        PER SHARE
      ----------------     ---------    --------------  ----------------    ---------    ---------------
       $1.60-$1.85             80,000      $1.69            9.3 years              -                  -
          $2.00               785,000      $2.00            9.5 years              -                  -


      The Company's reported net loss and loss per share would have been increased had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation". For purposes of estimating the fair value disclosure below, the fair value of each stock option issued in 1998 has been estimated on the grant date using the "minimum value" method for option-pricing as there was no public market for the Company's common stock. The "Black-Scholes" method was used determine the fair value of options issued subsequent to 1998. Calculations used the following weighted average assumptions:


                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
         Dividend yield...........................................        0.00%       0.00%        0.00%
         Volatility...............................................       59.21%      58.35%       82.10%
         Risk free interest rate..................................        5.17%       6.03%        5.63%
         Expected lives...........................................     10 years    10 years     10 years

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The effects of using the fair value method of accounting on net loss and loss per share are indicated in the pro forma amounts below:


                                                                         2001        2000         1999
                                                                     -----------  -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Loss Available to Common Shareholders:
     As reported...................................................  $   (23,451) $    (7,202) $    (9,393)
     Pro forma.....................................................      (24,048)      (7,784)      (9,916)

Basic and Diluted Loss Per Share:
     As reported...................................................  $    (1.19)  $    (0.37)  $     (0.53)
     Pro forma.....................................................       (1.22)       (0.40)        (0.56)

         2000 Employee Stock Purchase Plan. In January 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is designed to be a tax qualified plan under Section 423 of the Internal Revenue Code, as amended, and offers employees of the Company the right to purchase shares of the Company's common stock each quarter. The purchase price is the lesser of 85% of the closing market price on the first or last trading day of each quarter. In January 2000, the Company reserved 250,000 shares of common stock for issuance under the ESPP. An additional 250,000 shares were reserved for issuance as a result of the shareholder vote in May 2001. During 2001 and 2000, the Company issued 415,906 and 66,936 shares at an average price of $1.41 and $3.02 per share, respectively.


12.  SUBSIDIARY GUARANTORS

         The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by all of the Company's current and future, direct and indirect subsidiaries (the "Subsidiary Guarantors"). The following tables set forth the condensed consolidating financial statements for Packaged Ice, Inc. (the "Parent") and its subsidiaries, all of which are wholly owned. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Parent in the form of cash dividends, loans or advances

         The following is the condensed consolidating balance sheet as of December 31, 2001:


                                                                      COMBINED
                                                                      SUBSIDIARY                 CONSOLIDATED
                                                          PARENT      GUARANTORS  ELIMINATIONS       TOTAL
                                                       -----------   ------------ ------------    -----------
                                                                          (IN THOUSANDS)


CURRENT ASSETS:
   Cash and cash equivalents.......................... $         -   $    10,213  $         -     $    10,213
   Accounts receivable, net...........................           -        20,358            -          20,358
   Other current assets...............................       6,701         9,446            -          16,147
                                                       -----------   ------------  ----------     -----------
          Total current assets........................       6,701        40,017            -          46,718
INTERCOMPANY ADVANCES.................................     448,441      (448,441)           -               -
INVESTMENT IN SUBSIDIARIES............................     (25,509)            -       25,509               -
PROPERTY AND EQUIPMENT, net...........................           -       181,977            -         181,977
GOODWILL AND OTHER INTANGIBLES, net...................       7,350       224,729            -         232,079
OTHER ASSETS..........................................           -            10            -              10
                                                       -----------   -----------  -----------     -----------
TOTAL................................................. $   436,983   $    (1,708) $    25,509     $   460,784
                                                       ===========   ===========  ===========     ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



CURRENT LIABILITIES:
   Current portion of long-term obligations........... $        --   $       188  $        --  $       188
   Line of credit.....................................      12,305            --           --       12,305
   Accounts payable...................................                    13,403                    13,403
   Accrued expenses...................................      15,143         9,913           --       25,056
                                                       -----------   -----------   ----------  -----------
          Total current liabilities...................      27,448        23,504           --       50,952
LONG-TERM OBLIGATIONS.................................     319,877           297           --      320,174
MANDATORILY REDEEMABLE PREFERRED
    STOCK.............................................      37,181            --           --       37,181
SHAREHOLDERS' EQUITY:
   Common stock.......................................         204            --           --          204
   Additional paid-in capital.........................     118,910            24          (24)     118,910
   Less:  treasury stock, at cost.....................      (1,491)           --           --       (1,491)
   Accumulated deficit................................     (64,884)      (25,533)      25,533      (64,884)
   Accumulated other comprehensive loss...............        (262)           --           --         (262)
                                                       -----------   -----------  -----------  -----------
            Total shareholders' equity................      52,477       (25,509)      25,509       52,477
                                                       -----------   -----------  -----------  -----------
TOTAL................................................. $   436,983   $    (1,708) $    25,509  $   460,784
                                                       ===========   ===========  ===========  ===========


         The following is the condensed consolidating balance sheet as of December 31, 2000:


                                                                     COMBINED
                                                                     SUBSIDIARY                CONSOLIDATED
                                                          PARENT     GUARANTORS   ELIMINATIONS    TOTAL
                                                       -----------   ---------- -------------- ------------
                                                                          (IN THOUSANDS)

CURRENT ASSETS:
   Cash and cash equivalents.......................... $        51   $       976  $        --  $     1,027
   Accounts receivable, net...........................          --        23,454           --       23,454
   Other current assets...............................       1,201        11,478           --       12,679
                                                       -----------   -----------   ----------  -----------
          Total current assets........................       1,252        35,908            -       37,160
INTERCOMPANY ADVANCES.................................     449,945      (449,945)           -            -
INVESTMENT IN SUBSIDIARIES............................      (6,558)           --        6,558            -
PROPERTY AND EQUIPMENT, net...........................         357       191,047           --      191,404
GOODWILL AND OTHER INTANGIBLES, net...................       8,388       233,653           --      242,041
OTHER ASSETS..........................................          45            10           --           55
                                                       -----------   -----------  -----------  -----------
TOTAL................................................. $   453,429   $    10,673  $     6,558  $   470,660
                                                       ===========   ===========  ===========  ===========

CURRENT LIABILITIES:
   Current portion of long-term obligations........... $     6,500   $       248  $        --  $     6,748
   Accounts payable...................................       1,122        10,591                    11,713
   Accrued expenses...................................      11,681         5,904           --       17,585
                                                       -----------   -----------   ----------  -----------
          Total current liabilities...................      19,303        16,743           --       36,046
LONG-TERM OBLIGATIONS.................................     325,034           488           --      325,522
MANDATORILY REDEEMABLE PREFERRED
    STOCK.............................................      33,723            --           --       33,723
SHAREHOLDERS' EQUITY:
   Common stock.......................................         197            --           --          197
   Additional paid-in capital.........................     121,554            24          (24)     121,554
   Less:  treasury stock, at cost.....................      (1,491)           --           --       (1,491)
   Accumulated deficit................................     (44,891)       (6,582)       6,582      (44,891)
                                                       -----------   -----------  -----------  -----------
           Total shareholders' equity.................      75,369        (6,558)       6,558       75,369
                                                       -----------   -----------  -----------  -----------
TOTAL................................................. $   453,429   $    10,673  $     6,558  $   470,660
                                                       ===========   ===========  ===========  ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following is the condensed consolidating statement of operations for the year ended December 31, 2001:


                                                                     COMBINED
                                                                     SUBSIDIARY               CONSOLIDATED
                                                          PARENT     GUARANTORS  ELIMINATIONS    TOTAL
                                                       -----------   ---------- -------------- -----------
                                                                          (IN THOUSANDS)

Revenues.............................................. $        --   $   244,247  $        --  $   244,247
Cost of sales.........................................          --       156,434           --      156,434
                                                       -----------   -----------  -----------  -----------
Gross profit..........................................          --        87,813           --       87,813
Operating expenses....................................          --        37,372           --       37,372
Depreciation and amortization expense.................         120        33,696           --       33,816
                                                       -----------   -----------  -----------  -----------
Income from operations................................        (120)       16,745           --       16,625
Loss from guarantor subsidiaries......................     (18,951)           --       18,951            -
Other income, net.....................................          --            19           --           19
Gain on disposition of assets.........................          --            49           --           49
Interest expense, net.................................        (922)      (35,764)          --      (36,686)
                                                       ------------  ------------ -----------  -----------
Loss before income taxes..............................     (19,993)      (18,951)      18,951      (19,993)
Income taxes..........................................          --            --           --           --
                                                       -----------   -----------  -----------  -----------
Net loss.............................................. $   (19,993)  $   (18,951) $    18,951  $   (19,993)
                                                       ===========   ===========  ===========  ===========


         The following is the condensed consolidating statement of operations for the year ended December 31, 2000:


                                                                      COMBINED
                                                                     SUBSIDIARY                CONSOLIDATED
                                                          PARENT     GUARANTORS  ELIMINATIONS     TOTAL
                                                       -----------   ---------- -------------- -----------
                                                                          (IN THOUSANDS)

Revenues.............................................. $        --   $   244,044  $        --  $   244,044
Cost of sales.........................................          --       149,889           --      149,889
                                                       -----------   -----------  -----------  -----------
Gross profit..........................................          --        94,155           --       94,155
Operating expenses....................................       3,140        33,999           --       37,139
Depreciation and amortization expense.................          52        28,579           --       28,631
                                                       -----------   -----------  -----------  -----------
Income from operations................................      (3,192)       31,577           --       28,385
Loss from guarantor subsidiaries......................         (78)            -           78            -
Other income, net.....................................          --            17           --           17
Interest expense, net.................................        (798)      (31,672)          --      (32,470)
                                                       -----------   -----------  -----------  -----------
Loss before income taxes..............................      (4,068)          (78)          78       (4,068)
Income taxes..........................................          --            --           --           --
                                                       -----------   -----------  -----------  -----------
Net loss.............................................. $    (4,068)  $       (78) $        78  $    (4,068)
                                                       ===========   ===========  ===========  ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following is the condensed consolidating statement of operations for the year ended December 31, 1999:


                                                                     COMBINED
                                                                     SUBSIDIARY                CONSOLIDATED
                                                          PARENT     GUARANTORS  ELIMINATIONS     TOTAL
                                                       -----------   ---------- -------------- ------------
                                                                          (IN THOUSANDS)

Revenues.............................................. $        --   $   231,723  $        --  $   231,723
Cost of sales.........................................          --       139,386           --      139,386
                                                       -----------   -----------  -----------  -----------
Gross profit..........................................          --        92,337           --       92,337
Operating expenses....................................       3,429        34,309           --       37,738
Depreciation and amortization expense.................         246        30,280           --       30,526
                                                       -----------   -----------  -----------  -----------
Income from operations................................      (3,675)       27,748           --       24,073
Loss from guarantor subsidiaries......................        (521)            -          521            -
Other income, net.....................................         100           (79)          --           21
Interest expense, net.................................      (2,219)      (28,190)          --      (30,409)
                                                       -----------   -----------  -----------  -----------
Loss before income taxes..............................      (6,315)         (521)         521       (6,315)
Income taxes..........................................          --            --           --            -
                                                       -----------   -----------  -----------  -----------
Net loss.............................................. $    (6,315)  $      (521) $       521  $    (6,315)
                                                       ===========   ===========  ===========  ===========


         The following is the condensed consolidating statement of cash flows for the year ended December 31, 2001:


                                                                     COMBINED
                                                                     SUBSIDIARY               CONSOLIDATED
                                                          PARENT     GUARANTORS  ELIMINATIONS    TOTAL
                                                       -----------   ----------  ------------ ------------
                                                                          (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................... $   (19,993)  $   (18,951) $    18,951  $   (19,993)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation, amortization and other non-cash
              expenses................................         326        37,242           --       37,568
        Gain from disposal of assets..................          --           (68)          --          (68)
        Loss from guarantor subsidiaries..............      18,951             -      (18,951)           -
        Change in assets and liabilities:
             Restricted cash..........................      (6,700)            -           --       (6,700)
             Accounts receivable, inventories and prepaid
                   expenses...........................        (356)        4,413           --        4,057
             Intercompany advances....................      10,001       (10,001)          --            -
             Accounts payable and accrued expenses....        (166)        4,455           --        4,289
                                                       -----------   -----------  -----------  -----------
     Net cash provided by operating activities........       2,063        17,090           --       19,153
                                                       -----------   -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions...................          --       (16,510)          --      (16,510)
   Cost of acquisitions...............................          --          (500)          --         (500)
   Proceeds from disposition of property and equipment          --        10,968           --       10,968
   Increase in other noncurrent assets................          --        (1,560)          --       (1,560)
                                                       -----------   -----------  -----------  -----------
   Net cash used in investing activities..............          --        (7,602)          --       (7,602)
                                                       -----------   -----------  -----------  -----------


                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                 ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred
        stock.........................................                    746             -               -            746
   Borrowings from credit facility....................                260,043             -               -        260,043
   Repayment of credit facility.......................               (262,903)            -               -       (262,903)
   Repayment of debt..................................                      -          (251)              -           (251)
                                                                 ------------   ------------   ------------   ------------
   Net cash used in investing activities..............                 (2,113)         (251)              -         (2,365)
                                                                 ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS..................................                    (51)        9,237               -          9,186
CASH AND CASH EQUIVALENTS:
   BEGINNING OF YEAR..................................                     51           976               -          1,027
                                                                 ------------   -----------    ------------   ------------
   END OF YEAR........................................           $          -   $    10,213    $          -   $     10,213
                                                                 ============   ===========    ============   ============

         The following is the condensed consolidating statement of cash flows for the year ended December 31, 2000:


                                                                                COMBINED
                                                                                SUBSIDIARY                    CONSOLIDATED
                                                                    PARENT      GUARANTORS     ELIMINATIONS      TOTAL
                                                                 ------------   ------------   ------------   ------------
                                                                                         (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................  $     (4,068)  $        (78)  $         78   $     (4,068)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation, amortization and other non-cash
              expenses ........................................            92         28,579             --         28,671
        Gain from disposal of assets ..........................            --            (17)            --            (17)
        Loss from guarantor subsidiaries ......................            78             --            (78)            --
        Change in assets and liabilities:
             Accounts receivable, inventories and prepaid
                   expenses ...................................          (172)        (4,392)            --         (4,564)
             Intercompany advances ............................        (7,398)         7,398             --             --
             Accounts payable and accrued expenses ............           726         (1,646)            --           (920)
                                                                 ------------   ------------   ------------   ------------
     Net cash provided by (used in) operating activities ......       (10,742)        29,844             --         19,102
                                                                 ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions ...........................          (359)       (22,806)            --        (23,165)
   Cost of acquisitions .......................................            --         (7,993)            --         (7,993)
   Proceeds from disposition of property and equipment ........            --          1,967             --          1,967
   Increase in other noncurrent assets ........................           377           (554)            --           (177)
                                                                 ------------   ------------   ------------   ------------
   Net cash provided by (used in) investing activities ........            18        (29,386)            --        (29,368)
                                                                 ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred
        stock .................................................           203             --             --            203
   Repurchase of common and preferred stock ...................            (1)            --             --             (1)
   Borrowings from credit facility ............................        61,782             --             --         61,782
   Repayment of credit facility ...............................       (54,054)            --             --        (54,054)
   Repayment of debt ..........................................            --           (256)            --           (256)
                                                                 ------------   ------------   ------------   ------------
   Net cash provided by (used in) investing activities ........         7,930           (256)            --          7,674
                                                                 ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ..........................................        (2,794)           202             --         (2,592)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF YEAR ..........................................         2,845            774             --          3,619
                                                                 ------------   ------------   ------------   ------------
   END OF YEAR ................................................  $         51   $        976   $         --   $      1,027
                                                                 ============   ============   ============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following is the condensed consolidating statement of cash flows for the year ended December 31, 1999:


                                                                                 COMBINED
                                                                                 SUBSIDIARY                   CONSOLIDATED
                                                                    PARENT       GUARANTORS    ELIMINATIONS       TOTAL
                                                                 ------------   ------------   ------------   ------------
                                                                                         (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................  $     (6,315)  $       (521)  $        521   $     (6,315)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation, amortization and other non-cash
              expenses ........................................           286         30,280             --         30,566
        Gain from disposal of assets ..........................            --            (21)            --            (21)
        Loss from guarantor subsidiaries ......................           521             --           (521)            --
        Change in assets and liabilities:
             Accounts receivable, inventories and prepaid
                expenses ......................................          (900)        (5,658)            --         (6,558)
             Intercompany advances ............................       (11,778)        11,778             --             --
             Accounts payable and accrued expenses ............        (2,124)        (1,139)            --         (3,263)
                                                                 ------------   ------------   ------------   ------------
     Net cash provided by operating activities ................       (20,310)        34,719             --         14,409
                                                                 ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions ...........................           (22)       (30,292)            --        (30,314)
   Cost of acquisitions .......................................            --        (11,284)            --        (11,284)
   Proceeds from disposition of property and equipment ........            --          4,496             --          4,496
   Increase in other noncurrent assets ........................            --            (26)            --            (26)
                                                                 ------------   ------------   ------------   ------------
   Net cash used in investing activities ......................           (22)       (37,106)            --        (37,128)
                                                                 ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common and preferred
        stock .................................................        82,779             --             --         82,779
   Proceeds from the conversion of warrants ...................             2             --             --              2
   Repurchase of common and preferred stock ...................       (43,607)            --             --        (43,607)
   Borrowings from credit facility ............................        52,845             --             --         52,845
   Repayment of credit facility ...............................       (68,845)            --             --        (68,845)
   Repayment of debt ..........................................            --           (263)            --           (263)
                                                                 ------------   ------------   ------------   ------------
   Net cash provided by (used in) investing activities ........        23,174           (263)            --         22,911
                                                                 ------------   ------------   ------------   ------------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ..........................................         2,845         (2,653)            --            192
CASH AND CASH EQUIVALENTS:
   BEGINNING OF YEAR ..........................................            --          3,427             --          3,427
                                                                 ------------   ------------   ------------   ------------
   END OF YEAR ................................................  $      2,845   $        774   $         --   $      3,619
                                                                 ============   ============   ============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  SEGMENT INFORMATION

         The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehouses, manufacturing and distribution of bottled water and the sale and leasing of ice production equipment. During 2001, the Company sold the majority of its ice production equipment leasing business and two small refrigerated warehouses.

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization and gain or loss on disposition of assets ("EBITDA") and does not allocate assets by segment. Inter-segment sales are accounted for at current market prices. During the years ended December 31, 2001 and 2000, there were no intersegment sales. Segment information for the years ended December 31, 2001, 2000 and 1999 is as follows:

         For the Year Ended December 31, 2001:


                                     ICE        NON-ICE       ELIMINATIONS       TOTAL
                                ------------  ------------   --------------   ------------
                                                    (IN THOUSANDS)

Revenues .....................  $    223,019  $     21,228   $           --   $    244,247
Cost of sales ................       143,378        13,056               --        156,434
                                ------------  ------------   --------------   ------------
Gross profit .................        79,641         8,172               --         87,813
Operating expenses ...........        34,026         3,346               --         37,372
Other income (loss), net .....            26            (7)              --             19
                                ------------  ------------   --------------   ------------
EBITDA .......................  $     45,641  $      4,819   $           --   $     50,460
                                ============  ============   ==============   ============

         For the Year Ended December 31, 2000:


                                     ICE        NON-ICE       ELIMINATIONS       TOTAL
                                ------------  ------------   --------------   ------------
                                                    (IN THOUSANDS)
Revenues .....................  $    224,034  $     20,010   $           --   $    244,044
Cost of sales ................       138,341        11,548               --        149,889
                                ------------  ------------   --------------   ------------
Gross profit .................        85,693         8,462               --         94,155
Operating expenses ...........        33,376         3,763               --         37,139
Other income, net ............            17            --               --             17
                                ------------  ------------   --------------   ------------
EBITDA .......................  $     52,334  $      4,699   $           --   $     57,033
                                ============  ============   ==============   ============


         For the Year Ended December 31, 1999:


                                     ICE        NON-ICE       ELIMINATIONS       TOTAL
                                ------------  ------------   --------------   ------------
                                                    (IN THOUSANDS)


Revenues .....................  $    211,763  $     21,230   $       (1,270)  $    231,723
Cost of sales ................       127,848        12,610           (1,072)       139,386
                                ------------  ------------   --------------   ------------
Gross profit .................        83,915         8,620             (198)        92,337
Operating expenses ...........        34,707         3,031               --         37,738
Other income, net ............            21            --               --             21
                                ------------  ------------   --------------   ------------
EBITDA .......................  $     49,229  $      5,589   $         (198)  $     54,620
                                ============  ============   ==============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     A reconciliation of EBITDA to net loss before dividends for the three years ended December 31, 2001, 2000 and 1999 is as follows:



                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
                                                                                (IN THOUSANDS)

EBITDA.............................................................  $    50,460  $    57,033  $    54,620
Depreciation and amortization......................................      (33,816)     (28,631)     (30,526)
Interest expense, net..............................................      (36,686)     (32,470)     (30,409)
Gain on disposition of assets......................................           49            -            -
Income taxes.......................................................            -            -            -
                                                                     -----------  -----------  -----------
     Net loss before preferred dividends...........................  $   (19,993) $    (4,068) $    (6,315)
                                                                     ===========   ==========  ===========

14.  COMMITMENTS AND CONTINGENCIES

         The Company has an agreement to purchase the bagging component of the Ice Factory from an exclusive manufacturer until a minimum of 3,600 components are purchased. Since inception of this agreement, the Company has purchased 3,000 components. Expenditures related to this agreement were $0.6 million in 2001, $3.9 million in 2000 and $3.8 million in 1999.

         The Company has an exclusive agreement to purchase ice makers for the Ice Factory from a related party. Expenditures related to this agreement were $0.7 million in 2001, $2.3 million in 2000 and $3.1 million in 1999.

         The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 2001 were approximately $11.5 million in 2002 (net of sublease income of $0.2 million), $11.0 million in 2003, $8.4 million in 2004, $6.1 million in 2005, $4.7 million in 2006 and $6.4 million thereafter. Rent expense was $11.9 million, $8.1 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Certain of these facilities are leased from a related party. Rent expense related to these properties was $0.4 million per year in 2001, 2000 and 1999.

         In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer in which the Company committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. The final twelve-month period ends May 31, 2004. As of December 31, 2001, the Company had purchased approximately 7,900 merchandisers and $2.4 million of parts since the inception of the contract. The Company does not anticipate being in compliance with the contract at May 31, 2002 and is currently in negotiations with the vendor to restructure the contract. Management believes the resolution of this issue will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.  SUBSEQUENT EVENTS

         On January 9, 2002, the Company issued 16,967 shares of common stock in connection with the ESPP at a price of $0.91 per share. Subsequently, only 191 shares remained available for issuance. Contributions to the ESPP have been suspended until such time that additional shares are approved by the Company's shareholders.

         On January 30, 2002, the Company repurchased and retired 9 3/4% Senior Notes with a par value of $2.5 million, which resulted in a gain of $0.4 million.

         On February 18, 2002, the Company granted options under the 1998 Stock Option Plan to an employee to purchase 20,000 shares of common stock at an exercise price of $2.00 per share.


16.  QUARTERLY INFORMATION (UNAUDITED)

         The following table summarizes the unaudited quarterly information for the years ended December 31, 2001 and 2000. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.


2001                                           1ST          2ND          3RD          4TH         YEAR
----                                      -----------  -----------   -----------  -----------  -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................  $    32,518  $    77,472   $    88,328  $    45,929  $   244,247
Gross profit............................        4,824       32,625        37,720       12,644       87,813
Net income (loss) available to
   common shareholders..................      (20,728)       6,220        11,928      (20,871)     (23,451)
Earnings per Share:
   Basic................................        (1.07)        0.32         0.60        (1.04)        (1.19)
   Diluted..............................        (1.07)        0.31         0.58        (1.04)        (1.19)


2000                                           1ST          2ND          3RD          4TH         YEAR
----                                      -----------  -----------   -----------  -----------  -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................  $    35,512  $    76,213   $    89,712  $    42,607  $   244,044
Gross profit............................        9,596       32,189        41,221       11,149       94,155
Net income (loss) available to
   common shareholders..................      (14,333)       5,729        15,278      (13,876)      (7,202)
Earnings per share:
   Basic................................        (0.74)        0.30         0.79        (0.72)        (0.37)
   Diluted..............................        (0.74)        0.29         0.76        (0.72)        (0.37)

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

EXHIBIT NO.                              DESCRIPTION


     2.1 Stock Purchase Agreement between Packaged Ice, Inc. and Suiza Foods Corporation dated March 27, 1998. (Exhibit 2.1)(5)

     2.2 Stock Purchase Agreement among Packaged Ice, Inc., WLR Foods, Inc. and Cassco Ice & Cold Storage, Inc. dated July 31, 1998. (Exhibit 2.1)(7)

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

     4.1 Amended and Restated Certificate of Designation of 10% Exchangeable Preferred Stock. (Exhibit 4.12)(5)

     4.2 Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)

     4.3 Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of SV Capital Partners LP. (Exhibit 10.39)(2)

     4.4 Registration Rights Agreement by and between Packaged Ice and Silver Brands Partners, L.P. (formerly SV), dated February 3, 1999. (Exhibit 4.7)(9)

     4.5 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)

     4.6 Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)

     4.7 Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice's common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3)(4)

     4.8 Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)

     4.9 Rights Agreement dated as of October 29, 1999, between the Company and American Stock Transfer & Trust Company as Rights Agent. (Exhibit 1)(11)

     4.10 First Amendment to the Warrant Agreement, dated April 24, 2001, between the Company and U.S. Trust Company of Texas, N.A. amending the Warrant Agreement dated October 16, 1997. (Exhibit 4.1)(15)

     10.1       Packaged Ice, Inc. 2000 Employee Stock Purchase Plan. (Exhibit
                10.2)(10)

     10.2       1994 Stock Option Plan, dated July 26, 1994. (Exhibit 10.10)(1)

     10.3       1998 Stock Option Plan, dated June 19, 1998. (Exhibit 10.34)(8)

     10.4       2001 Stock Option Plan, dated May 9, 2001. (Exhibit B)(14)

     10.5 Form of Indemnification Agreement entered into by Packaged Ice in favor of members of the Board of Directors. (Exhibit 10.31)(1)

     10.6 Development and Manufacturing Agreement by and between Lancer Corporation and Packaged Ice, dated April 13, 1993. (Exhibit 10.32)(1)

     10.7 The Amended and Restated Credit Agreement dated as of November 28, 2000 among the Financial Institutions named herein as the Lenders, Antares Capital Corporation as a Co-Agent and Bank of America, N.A. as a Co-Agent and the Administrative Agent and Packaged Ice, Inc. as Borrower. (Exhibit 10.8)(12)

     10.8       Subsidiary Guaranty dated as of November 28, 2000. (Exhibit
                10.10)(12)

     10.9 First Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of November 28, 2000.
                (Exhibit 10.9)(12)

     10.10 Second Amendment to Amended and Restated Credit Agreement dated as of November 28, 2000. (Exhibit 10.1)(13)

     10.11 Limited Waiver and Third Amendment to Amended and Restated Credit Agreement dated as of November 28, 2000. (Exhibit 10.1)(16)

     10.12 Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of William P. Brick and Jimmy C. Weaver, individually). (Exhibit 10.1)(15)

     10.13 Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Graham D. Davis, Steven J. Janusek and Ben D. Key, individually). (Exhibit 10.2)(15)

     10.14 Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Thomas L. Dann, Michael P. Busch, Billy W. Daniel, Joseph A. Geloso, William A. Newberry and Neil D. Showalter, individually). (Exhibit 10.3)(15)

     10.15 Indemnification Agreement between the Company and William P. Brick, dated April 19, 2001. (Exhibit 10.4)(15)

     10.16 Severance Agreement between the Company and James F. Stuart, dated April 19, 2001. (Exhibit 10.5)(15)

     10.17 Severance Agreement between the Company and Leonard A. Bedell, dated June 1, 2001. (Exhibit 10.6)(15)

     10.18 Agreement between the Company and A.J. Lewis III, dated June 19, 2001. (Exhibit 10.7)(15)

     10.19 The Second Amended and Restated Credit Agreement dated as of December 27, 2001 by and among Packaged Ice, Inc., as Borrower, the Lenders from Time to Time Party Hereto, and Ableco Finance LLC, as Collateral Agent and Administrative Agent. (Exhibit 4.1)(17)

     10.20+ Amended and Restated Subsidiary Guaranty dated as of December 27, 2001.

     10.21+ First Amendment to Second Amended and Restated Credit Agreement dated as of December 27, 2001.

     10.22+ Second Amendment to Second Amended and Restated Credit Agreement dated as of December 27, 2001.

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

     (7) Filed as an Exhibit to Packaged Ice's Form 8-K filed with the Commission on August 14, 1998.

     (8) Filed as an Exhibit to Amendment No. 2 to Packaged Ice's Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on January 4, 1999.

     (9) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 30, 1999.

     (10) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 28, 2000.

     (11) Filed as an Exhibit to Form 8-A12G filed on behalf of Packaged Ice with the Commission on November 1, 1999.

     (12) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Commission on March 30, 2001.

     (13) Filed as an Exhibit to Packaged Ice's First Quarter Disclosure on Form 10-Q with the Commission on May 15, 2001.

     (14) Filed as an Exhibit to Packaged Ice's Definitive Proxy Statement filed with the Commission on May 17, 2001.

     (15) Filed as an Exhibit to Packaged Ice's Second Quarter Disclosure on Form 10-Q with the Commission on August 9, 2001.

     (16) Filed as an Exhibit to Packaged Ice's Third Quarter Disclosure on Form 10-Q with the Commission on November 14, 2001.

     (17) Filed as an Exhibit to Packaged Ice's Form 8-K filed with the Commission on January 10, 2002.