Form 10-Q
period 2002-03-31
PACKAGED ICE INC
filed 2002-05-10
CIK 917731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
    X
   ---           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         The total number of shares of common stock, par value $0.01 per share, outstanding as of May 5, 2002 was 20,157,304.

================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
                  and December 31, 2001.............................................................   3
              Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2002 and 2001 (Unaudited)...............................................   4
              Condensed Consolidated Statement of Shareholders' Equity (Deficit) as of
                  2002 (Unaudited)..................................................................   5
              Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001 (Unaudited)...............................................   6
              Notes to the Condensed Consolidated Financial Statements (Unaudited)..................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....  17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................  25

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................................  26

Item 2.   Changes in Securities and Use of Proceeds.................................................  26

Item 3.   Default Upon Senior Securities............................................................  26

Item 4.   Submission of Matters to a Vote of Security Holders.......................................  27

Item 5.   Other Information.........................................................................  27

Item 6.   Exhibits and Reports on Form 8-K..........................................................  27

SIGNATURES..........................................................................................  28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2002           2001
                                                                                         ----------    ------------
                                                                                         (UNAUDITED)
                                                                                                (IN THOUSANDS)
                                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .......................................................    $    2,100     $   10,213
     Restricted cash .................................................................            --          6,700
     Accounts receivable, net ........................................................        17,180         20,358
     Inventories .....................................................................         8,341          7,691
     Prepaid expenses ................................................................         1,985          1,756
                                                                                          ----------     ----------
         Total current assets ........................................................        29,606         46,718
PROPERTY AND EQUIPMENT, net ..........................................................       181,419        181,977
GOODWILL AND OTHER INTANGIBLES, net ..................................................       157,642        232,079
OTHER ASSETS .........................................................................            10             10
                                                                                          ----------     ----------
TOTAL ................................................................................    $  368,677     $  460,784
                                                                                          ==========     ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long-term obligations ........................................    $      188     $      188
     Line of credit ..................................................................        24,788         12,305
     Accounts payable ................................................................         8,584         13,399
     Payable to affiliates ...........................................................             3              4
     Accrued expenses ................................................................        16,598         25,056
                                                                                          ----------     ----------
         Total current liabilities ...................................................        50,161         50,952
LONG-TERM OBLIGATIONS ................................................................       317,664        320,174
COMMITMENTS AND CONTINGENCIES ........................................................            --             --
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 365,697 shares issued and outstanding at March 31, 2002 and
         December 31, 2001, liquidation preference of $100 per share .................        38,083         37,181
SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.01 par value, 50,000,000 shares authorized; 20,455,535 shares
         issued at March 31, 2002, and 20,438,568 shares at December 31, 2001 ........           205            204
     Additional paid-in capital ......................................................       118,022        118,910
     Less:  298,231 shares of treasury stock, at cost ................................        (1,491)        (1,491)
     Accumulated deficit .............................................................      (154,403)       (64,884)
     Accumulated other comprehensive income (loss) ...................................           436           (262)
                                                                                          ----------     ----------
         Total shareholders' equity (deficit) ........................................       (37,231)        52,477
                                                                                          ----------     ----------
TOTAL ................................................................................    $  368,677     $  460,784
                                                                                          ==========     ==========

           See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    -------------------------
                                                                                       2002           2001
                                                                                    ----------     ----------
                                                                                    (IN THOUSANDS, EXCEPT PER
                                                                                           SHARE AMOUNTS)
Revenues .......................................................................    $   32,780     $   32,518
Cost of sales ..................................................................        26,153         27,694
                                                                                    ----------     ----------
Gross profit ...................................................................         6,627          4,824
Operating expenses .............................................................         8,152          8,881
Depreciation and amortization expense ..........................................         6,431          7,778
                                                                                    ----------     ----------
Loss from operations ...........................................................        (7,956)       (11,835)
Other income, net ..............................................................            37             10
Loss on dispositions of assets .................................................           (63)            --
Interest expense, net ..........................................................        (8,746)        (8,085)
                                                                                    ----------     ----------
Loss before income taxes .......................................................       (16,728)       (19,910)
Income taxes ...................................................................            --             --
                                                                                    ----------     ----------
Loss before extraordinary item and cumulative effect of change in
     accounting principle ......................................................       (16,728)       (19,910)
Extraordinary gain .............................................................           439             --
Cumulative effect of change in accounting principle ............................       (73,230)            --
                                                                                    ----------     ----------
Net loss before preferred dividends ............................................       (89,519)       (19,910)
Preferred dividends ............................................................          (902)          (818)
                                                                                    ----------     ----------
Net loss available to common shareholders ......................................    $  (90,421)    $  (20,728)
                                                                                    ==========     ==========

Basic and diluted net loss per share of common stock:
     Loss available to common shareholders before extraordinary item and
          cumulative effect of change in accounting principle ..................    $    (0.87)    $    (1.07)
     Extraordinary gain ........................................................          0.02             --
     Cumulative effect of change in accounting principle .......................         (3.64)            --
                                                                                    ----------     ----------
     Net loss available to common shareholders .................................    $    (4.49)    $    (1.07)
                                                                                    ==========     ==========

Basic and diluted weighted average common shares outstanding ...................        20,156         19,419
                                                                                    ==========     ==========

            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                            COMMON STOCK
                                        ---------------------                                          ACCUMULATED
                                         NUMBER                                                          OTHER
                                           OF          PAR        PAID-IN    TREASURY    ACCUMULATED  COMPREHENSIVE
                                         SHARES       VALUE       CAPITAL      STOCK       DEFICIT     INCOME (LOSS)    TOTAL
                                        ---------   ---------    ---------   ---------   -----------  --------------  ---------
                                                                            (IN THOUSANDS)
Balance at December 31, 2001 .........     20,439   $     204    $ 118,910   $  (1,491)  $  (64,884)   $      (262)   $  52,477
Issuance of common stock in
    connection with the 2000
    Employee Stock Purchase Plan .....         17           1           14          --           --             --           15
Dividends accumulated on
    10% exchangeable preferred
    stock ............................         --          --         (902)         --           --             --         (902)
Comprehensive loss:
Net loss .............................         --          --           --          --      (89,519)            --      (89,519)
Change in fair value of derivative
    liability ........................         --          --           --          --           --            698          698
                                                                                                                      ---------
Total comprehensive loss .............                                                                                  (88,821)
                                        ---------   ---------    ---------   ---------   ----------    -----------    ---------
Balance at March 31, 2002 ............     20,456   $     205    $ 118,022   $  (1,491)  $ (154,403)   $       436    $ (37,231)
                                        =========   =========    =========   =========   ==========    ===========    =========

            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -------------------------
                                                                                     2002           2001
                                                                                  ----------     ----------
                                                                                       (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................................    $  (89,519)    $   (19,910)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization .......................................         6,431          7,778
         Amortization of debt discount, net ..................................            10             10
         Loss (gain) from disposal of assets .................................            26            (10)
         Extraordinary gain ..................................................          (439)            --
         Cumulative effect of change in accounting principle .................        73,230             --
         Change in assets and liabilities:
              Restricted cash ................................................         6,700             --
              Accounts receivable, inventory and prepaid expenses ............         2,280          1,020
              Accounts payable and accrued expenses ..........................       (12,578)          (520)
                                                                                  ----------     ----------
     Net cash used in operating activities ...................................       (13,859)       (11,632)
                                                                                  ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions ........................................        (5,001)        (2,128)
     Proceeds from disposition of property and equipment .....................           294            141
                                                                                  ----------     ----------
     Net cash used in investing activities ...................................        (4,707)        (1,987)
                                                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ..................................            15             44
     Borrowings from line of credit ..........................................        30,349         57,230
     Repayment of line of credit .............................................       (17,866)       (43,670)
     Repayment of long-term obligations ......................................        (2,045)           (43)
                                                                                  ----------     ----------
     Net cash provided by financing activities ...............................        10,453         13,561
                                                                                  ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................        (8,113)           (58)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................        10,213          1,027
                                                                                  ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................    $    2,100     $      969
                                                                                  ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest ..............................................    $   14,804     $   14,286
                                                                                  ==========     ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Initial recognition of derivative liability .............................    $       --     $    1,653
                                                                                  ==========     ==========
     Change in fair value of derivative liability ............................    $     (698)    $    1,300
                                                                                  ==========     ==========

            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

1. GENERAL

         The condensed consolidated financial statements of Packaged Ice, Inc. and its wholly owned subsidiaries (the "Company") included herein are unaudited, except for the balance sheet as of December 31, 2001 that has been prepared from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). As applicable under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2. NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in an charge to net income of $73.2 million (net of $0 tax).

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

3. ACQUISITIONS

         During the three months ended March 31, 2002 and 2001, the Company did not close any acquisitions. The Company has accounted for all of its prior acquisitions using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recorded as goodwill and other intangibles and was amortized over 40 years through December 31, 2001. As discussed in Note 2, amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. Goodwill amortization expense was $1.5 million in the three months ended March 31, 2001. Amortization expense of other intangible assets resulting from the Company's acquisitions was $0.3 million for the three months ended March 31, 2002 and 2001.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


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

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2002            2001
                                                                                -------------  -------------
                                                                                       (IN THOUSANDS)
Raw materials and supplies....................................................  $       6,174  $       6,468
Finished goods................................................................          2,167          1,223
                                                                                -------------  -------------
     Total....................................................................  $       8,341  $       7,691
                                                                                =============  =============

5. LOSS PER SHARE

         The computation of loss per share is based on net loss, after deducting the dividend requirement of preferred stock ($0.902 million and $0.818 million in the three months ended March 31, 2002 and 2001, respectively), divided by the weighted average number of shares outstanding. Options to purchase 2.1 million shares of common stock and warrants to purchase 2.9 million shares of common stock that are outstanding but exercisable at prices above the Company's average common stock price have not been included in the computation of diluted net loss per share and weighted average common shares outstanding. For the three months ended March 31, 2002 and 2001, there are 0.486 million and 0.718 million shares, respectively, of anti-dilutive securities which are not included in the diluted net loss per share calculation.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    -------------------------
                                                                                       2002            2001
                                                                                    ----------     ----------
                                                                                          (IN THOUSANDS)

         Net loss per share of common stock:
              Basic and diluted weighted average common shares outstanding .....        20,156         19,419
                                                                                    ==========     ==========
              Basic and diluted net loss available to common shareholders ......    $    (4.49)    $    (1.07)
                                                                                    ==========     ==========
         Net loss for basic and diluted computation:
              Loss before extraordinary item, cumulative effect of change
                   in accounting principle and preferred dividends .............    $  (16,728)    $  (19,910)
              Extraordinary gain ...............................................           439             --
              Cumulative effect of change in accounting principle ..............       (73,230)            --
              Preferred share dividends ........................................          (902)          (818)
                                                                                    ----------     ----------
              Net loss available to common shareholders ........................    $  (90,421)    $  (20,728)
                                                                                    ==========     ==========


6. LINE OF CREDIT AND LONG-TERM OBLIGATIONS

         The Company had $270 million in aggregate principal amount of 9 3/4% Senior Notes outstanding as of December 31, 2001. On January 30, 2002, the Company repurchased and retired 9 3/4% Senior Notes with a par value of $2.5 million, which resulted in an extraordinary gain of $0.4 million. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the "Indenture"). The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)

future subordinated indebtedness of the Company and pari passu to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company's bank credit facility. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries.

         The Company has an $88 million credit facility (the "Credit Facility"), consisting of a $38 million revolving loan (the "Line of Credit") and a $50 million term loan (the "Term Loan"). At March 31, 2002, the Company had approximately $7 million of availability under the Line of Credit.

         Principal balances outstanding under the Line of Credit bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at the Company's option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At March 31, 2002, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.26%. Interest is payable monthly.

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

         If the Company had been required to settle the Collar Agreement as of March 31, 2002, the Company would have had to pay $3.2 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

         As of March 31, 2002, the Company had $6.4 million of standby letters of credit outstanding, primarily to secure certain insurance obligations.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. At March 31, 2002, the Company was in compliance with these covenants.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


         At March 31, 2002 and December 31, 2001, long-term obligations consisted of the following:

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2002             2001
                                                                ------------     ------------
                                                                       (IN THOUSANDS)
9 3/4% senior notes ........................................    $    267,500     $    270,000
Less:  Unamortized debt discount on 9 3/4% senior notes ....            (113)            (123)
Credit facility ............................................          50,000           50,000
Other ......................................................             465              485
                                                                ------------     ------------
Total long-term obligations ................................         317,852          320,362
Less:  Current maturities ..................................            (188)            (188)
                                                                ------------     ------------
     Long-term obligations, net ............................    $    317,664     $    320,174
                                                                ============     ============

7. CAPITAL STOCK

         The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 20,157,304 shares were outstanding at March 31, 2002 and up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2002, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 365,697 shares were issued and outstanding. As of March 31, 2002, the Company had reserved shares of common stock for the exercise of stock options under its various stock option plans as follows:

         o        393,700 shares reserved under the 1994 Stock Option Plan;
                  311,450 outstanding

         o        1,000,000 shares reserved under the 1998 Stock Option Plan;
                  987,059 outstanding

         o        900,000 shares reserved under the 2001 Stock Option Plan;
                  850,000 outstanding.

         As of March 31, 2002, 3,634,264 shares were reserved for issuance upon the exercise of outstanding warrants. Additionally, 500,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the "ESPP"). Through March 31, 2002, 499,809 shares had been issued under the ESPP. Contributions to the ESPP have been suspended until such time that additional shares are approved by the Company's shareholders.

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

9. SEGMENT INFORMATION

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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


the sale and leasing of ice production equipment. During 2001, the Company sold the majority of its ice production equipment leasing business and two small refrigerated warehouses.

         The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, the gain or loss on disposition of assets, extraordinary items and the cumulative effect of changes in accounting principles ("EBITDA") and does not allocate assets by segment. Segment information for the three months ended March 31, 2002 and 2001 is as follows:

         For the Three Months Ended March 31, 2002:

                                                                                       ICE          NON-ICE          TOTAL
                                                                                    ----------     ----------     ----------
                                                                                                  (IN THOUSANDS)
Revenues .......................................................................    $   28,102     $    4,678     $   32,780
Cost of sales ..................................................................        23,061          3,092         26,153
                                                                                    ----------     ----------     ----------
Gross profit ...................................................................         5,041          1,586          6,627
Operating expenses .............................................................         7,554            598          8,152
Other income, net ..............................................................            37             --             37
                                                                                    ----------     ----------     ----------
     EBITDA ....................................................................    $   (2,476)    $      988     $   (1,488)
                                                                                    ==========     ==========     ==========


         For the Three Months Ended March 31, 2001:

                                                                                       ICE           NON-ICE          TOTAL
                                                                                    ----------     ----------     ----------
                                                                                                   (IN THOUSANDS)
Revenues .......................................................................    $   27,370     $    5,148     $   32,518
Cost of sales ..................................................................        24,516          3,178         27,694
                                                                                    ----------     ----------     ----------
Gross profit ...................................................................         2,854          1,970          4,824
Operating expenses .............................................................         8,058            823          8,881
Other income, net ..............................................................            11             (1)            10
                                                                                    ----------     ----------     ----------
     EBITDA ....................................................................    $   (5,193)    $    1,146     $   (4,047)
                                                                                    ==========     ==========     ==========

         Reconciliation of EBITDA to net loss before preferred dividends:

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           -------------------------
                                                              2002            2001
                                                           ----------     ----------
                                                                 (IN THOUSANDS)
EBITDA ................................................    $   (1,488)    $   (4,047)
Depreciation and amortization .........................        (6,431)        (7,778)
Interest expense, net .................................        (8,746)        (8,085)
Loss on disposition of assets .........................           (63)            --
Income taxes ..........................................            --             --
Extraordinary gain ....................................           439             --
Cumulative effect of change in accounting principle ...       (73,230)            --
                                                           ----------     ----------
Net loss before preferred dividends ...................    $  (89,519)    $  (19,910)
                                                           ==========     ==========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


10. SUBSIDIARY GUARANTORS

         The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by all of the Company's current and future, direct and indirect subsidiaries (the "Subsidiary Guarantors"). The following tables set forth the condensed consolidating financial statements for Packaged Ice, Inc. (the "Parent") and its subsidiaries, all of which are wholly owned. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Parent in the form of cash dividends, loans or advances.

         The following is the condensed consolidating balance sheet as of March 31, 2002:

                                                                            COMBINED
                                                                            SUBSIDIARY                       CONSOLIDATED
                                                             PARENT         GUARANTORS      ELIMINATIONS         TOTAL
                                                          ------------     ------------     ------------     ------------
                                                                                   (IN THOUSANDS)

CURRENT ASSETS:
   Cash and cash equivalents .........................    $        950     $      1,150     $         --     $      2,100
   Accounts receivable, net ..........................              --           17,180               --           17,180
   Other current assets ..............................              17           10,309               --           10,326
                                                          ------------     ------------     ------------     ------------
          Total current assets .......................             967           28,639               --           29,606
INTERCOMPANY ADVANCES ................................         458,925         (458,925)              --               --
INVESTMENT IN SUBSIDIARIES ...........................        (115,145)              --          115,145               --
PROPERTY AND EQUIPMENT, net ..........................              --          181,419               --          181,419
GOODWILL AND OTHER INTANGIBLES, net ..................           6,648          150,994               --          157,642
OTHER ASSETS .........................................              --               10               --               10
                                                          ------------     ------------     ------------     ------------
TOTAL ................................................    $    351,395     $    (97,863)    $    115,145     $    368,677
                                                          ============     ============     ============     ============

CURRENT LIABILITIES:
   Current portion of long-term obligations ..........    $         --     $        188     $         --     $        188
   Line of credit ....................................          24,788               --               --           24,788
   Accounts payable ..................................              --            8,587               --            8,587
   Accrued expenses ..................................           8,368            8,230               --           16,598
                                                          ------------     ------------     ------------     ------------
          Total current liabilities ..................          33,156           17,005               --           50,161
LONG-TERM OBLIGATIONS ................................         317,387              277               --          317,664
MANDATORILY REDEEMABLE PREFERRED STOCK ...............          38,083               --               --           38,083
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock ......................................             205               --               --              205
   Additional paid-in capital ........................         118,022               24              (24)         118,022
   Less:  treasury stock, at cost ....................          (1,491)              --               --           (1,491)
   Accumulated deficit ...............................        (154,403)        (115,169)         115,169         (154,403)
   Accumulated other comprehensive income ............             436               --               --              436
                                                          ------------     ------------     ------------     ------------
            Total shareholders' equity (deficit) .....         (37,231)        (115,145)         115,145          (37,231)
                                                          ------------     ------------     ------------     ------------
TOTAL ................................................    $    351,395     $    (97,863)    $    115,145     $    368,677
                                                          ============     ============     ============     ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


         The following is the condensed consolidating balance sheet as of December 31, 2001:

                                                                        COMBINED
                                                                       SUBSIDIARY                   CONSOLIDATED
                                                          PARENT       GUARANTORS    ELIMINATIONS       TOTAL
                                                        ----------     ----------    ------------   ------------
                                                                            (IN THOUSANDS)

CURRENT ASSETS:
   Cash and cash equivalents .......................    $       --     $   10,213     $       --     $   10,213
   Accounts receivable, net ........................            --         20,358             --         20,358
   Other current assets ............................         6,701          9,446             --         16,147
                                                        ----------     ----------     ----------     ----------
          Total current assets .....................         6,701         40,017             --         46,718
INTERCOMPANY ADVANCES ..............................       448,441       (448,441)            --             --
INVESTMENT IN SUBSIDIARIES .........................       (25,509)            --         25,509             --
PROPERTY AND EQUIPMENT, net ........................            --        181,977             --        181,977
GOODWILL AND OTHER INTANGIBLES, net ................         7,350        224,729             --        232,079
OTHER ASSETS .......................................            --             10             --             10
                                                        ----------     ----------     ----------     ----------
TOTAL ..............................................    $  436,983     $   (1,708)    $   25,509     $  460,784
                                                        ==========     ==========     ==========     ==========

CURRENT LIABILITIES:
   Current portion of long-term obligations ........    $       --     $      188     $       --     $      188
   Line of credit ..................................        12,305             --             --         12,305
   Accounts payable ................................            --         13,403             --         13,403
   Accrued expenses ................................        15,143          9,913             --         25,056
                                                        ----------     ----------     ----------     ----------
          Total current liabilities ................        27,448         23,504             --         50,952
LONG-TERM OBLIGATIONS ..............................       319,877            297             --        320,174
MANDATORILY REDEEMABLE PREFERRED
    STOCK ..........................................        37,181             --             --         37,181
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock ....................................           204             --             --            204
   Additional paid-in capital ......................       118,910             24            (24)       118,910
   Less:  treasury stock, at cost ..................        (1,491)            --             --         (1,491)
   Accumulated deficit .............................       (64,884)       (25,533)        25,533        (64,884)
   Accumulated other comprehensive loss ............          (262)            --             --           (262)
                                                        ----------     ----------     ----------     ----------
            Total shareholders' equity (deficit) ...        52,477        (25,509)        25,509         52,477
                                                        ----------     ----------     ----------     ----------
TOTAL ..............................................    $  436,983     $   (1,708)    $   25,509     $  460,784
                                                        ==========     ==========     ==========     ==========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


         The following is the condensed consolidating statement of operations for the three months ended March 31, 2002:

                                                                            COMBINED
                                                                           SUBSIDIARY                  CONSOLIDATED
                                                              PARENT       GUARANTORS   ELIMINATIONS       TOTAL
                                                            ----------     ----------   ------------   ------------
                                                                                 (IN THOUSANDS)
Revenues ...............................................    $       --     $   32,780     $      --     $   32,780
Cost of sales ..........................................            --         26,153            --         26,153
                                                            ----------     ----------    ----------     ----------
Gross profit ...........................................            --          6,627            --          6,627
Operating expenses .....................................            --          8,152            --          8,152
Depreciation and amortization expense ..................            24          6,407            --          6,431
                                                            ----------     ----------    ----------     ----------
Income from operations .................................           (24)        (7,932)           --         (7,956)
Loss from guarantor subsidiaries .......................       (89,636)            --        89,636             --
Other income, net ......................................            --             37            --             37
Gain on disposition of assets ..........................            --            (63)           --            (63)
Interest expense, net ..................................          (298)        (8,448)           --         (8,746)
                                                            ----------     ----------    ----------     ----------
Loss before income taxes ...............................       (89,958)       (16,406)       89,636        (16,728)
Income taxes ...........................................            --             --            --             --
                                                            ----------     ----------    ----------     ----------
Loss before extraordinary item and cumulative
     effect of change in accounting principle ..........       (89,958)       (16,406)       89,636        (16,728)
Extraordinary gain .....................................           439             --            --            439
Cumulative effect of change in accounting principle ....            --        (73,230)           --        (73,230)
                                                            ----------     ----------    ----------     ----------
Net loss ...............................................    $  (89,519)    $  (89,636)   $   89,636     $  (89,519)
                                                            ==========     ==========    ==========     ==========


         The following is the condensed consolidating statement of operations for the three months ended March 31, 2001:

                                                                           COMBINED
                                                                           SUBSIDIARY                  CONSOLIDATED
                                                              PARENT       GUARANTORS   ELIMINATIONS       TOTAL
                                                            ----------     ----------   ------------   ------------
                                                                                 (IN THOUSANDS)
Revenues ...............................................    $       --     $   32,518     $      --     $   32,518
Cost of sales ..........................................            --         27,694            --         27,694
                                                            ----------     ----------    ----------     ----------
Gross profit ...........................................            --          4,824            --          4,824
Operating expenses .....................................            (1)         8,882            --          8,881
Depreciation and amortization expense ..................            10          7,768            --          7,778
                                                            ----------     ----------    ----------     ----------
Income from operations .................................            (9)       (11,826)           --        (11,835)
Loss from guarantor subsidiaries .......................       (19,736)            --        19,736             --
Other income, net ......................................            --             10            --             10
Interest expense, net ..................................          (165)        (7,920)           --         (8,085)
                                                            ----------     ----------    ----------     ----------
Loss before income taxes ...............................       (19,910)       (19,736)       19,736        (19,910)
Income taxes ...........................................            --             --            --             --
                                                            ----------     ----------    ----------     ----------
Net loss ...............................................    $  (19,910)    $  (19,736)   $   19,736     $  (19,910)
                                                            ==========     ==========    ==========     ==========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


         The following is the condensed consolidating statement of cash flows for the three months ended March 31, 2002:

                                                                                      COMBINED
                                                                                     SUBSIDIARY                    CONSOLIDATED
                                                                        PARENT       GUARANTORS    ELIMINATIONS        TOTAL
                                                                      ----------     ----------    ------------    ------------
                                                                                             (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................    $  (89,519)    $  (89,636)    $   89,636     $  (89,519)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization ............................            24          6,407             --          6,431
        Amortization of debt discount ............................            10             --             --             10
        Loss from disposal of assets .............................            --             26             --             26
        Extraordinary gain .......................................          (439)            --             --           (439)
        Cumulative effect of change in accounting
               principle .........................................            --         73,230                        73,230
        Loss from guarantor subsidiaries .........................        89,636             --        (89,636)            --
        Change in assets and liabilities:
             Restricted cash .....................................         6,700             --             --          6,700
             Accounts receivable, inventories and prepaid
                   expenses ......................................           (16)         2,296             --          2,280
             Intercompany advances ...............................        (9,841)         9,841             --             --
             Accounts payable and accrued expenses ...............        (6,078)        (6,500)            --        (12,578)
                                                                      ----------     ----------     ----------     ----------
     Net cash used in operating activities .......................        (9,523)        (4,336)            --        (13,859)
                                                                      ----------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions ..............................            --         (5,001)            --         (5,001)
   Proceeds from disposition of property and equipment ...........            --            294             --            294
                                                                      ----------     ----------     ----------     ----------
      Net cash used in investing activities ......................            --         (4,707)            --         (4,707)
                                                                      ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ........................            15             --             --             15
   Borrowings from line of credit ................................        30,349             --             --         30,349
   Repayment of line of credit ...................................       (17,866)            --             --        (17,866)
   Repayment of long-term obligations ............................        (2,025)           (20)            --         (2,045)
                                                                      ----------     ----------     ----------     ----------
   Net cash provided by (used in) investing activities ...........        10,473            (20)            --         10,453
                                                                      ----------     ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS .............................................           950         (9,063)            --         (8,113)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD ...........................................            --         10,213             --         10,213
                                                                      ----------     ----------     ----------     ----------
   END OF PERIOD .................................................    $      950     $    1,150     $       --     $    2,100
                                                                      ==========     ==========     ==========     ==========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (CONTINUED)


         The following is the condensed consolidating statement of cash flows for the three months ended March 31, 2001:

                                                                                   COMBINED
                                                                                  SUBSIDIARY     CONSOLIDATED
                                                                   PARENT         GUARANTORS     ELIMINATIONS         TOTAL
                                                                ------------     ------------    ------------     ------------
                                                                                        (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................    $    (19,910)    $    (19,736)    $    19,736     $    (19,910)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization ......................              10            7,768              --            7,778
        Amortization of debt discount ......................              10               --              --               10
        Gain from disposal of assets .......................              --              (10)             --              (10)
        Loss from guarantor subsidiaries ...................          19,736               --         (19,736)              --
        Change in assets and liabilities:
             Accounts receivable, inventories and prepaid
                   expenses ................................              --            1,020              --            1,020
             Intercompany advances .........................          (6,351)           6,351              --               --
             Accounts payable and accrued expenses .........          (7,150)           6,630              --             (520)
                                                                ------------     ------------    ------------     ------------
     Net cash provided by (used in) operating activities ...         (13,655)           2,023              --          (11,632)
                                                                ------------     ------------    ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions ........................              --           (2,128)             --           (2,128)
   Proceeds from disposition of property and equipment .....              --              141              --              141
                                                                ------------     ------------    ------------     ------------
      Net cash used in investing activities ................              --           (1,987)             --           (1,987)
                                                                ------------     ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................              44               --              --               44
   Borrowings from line of credit ..........................          57,230               --              --           57,230
   Repayment of line of credit .............................         (43,670)              --              --          (43,670)
   Repayment of long-term obligations ......................              --              (43)             --              (43)
                                                                ------------     ------------    ------------     ------------
   Net cash provided by (used in) investing activities .....          13,604              (43)             --           13,561
                                                                ------------     ------------    ------------     ------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS .......................................             (51)              (7)             --              (58)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD .....................................              51              976              --            1,027
                                                                ------------     ------------    ------------     ------------
   END OF PERIOD ...........................................    $         --     $        969    $         --     $        969
                                                                ============     ============    ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the SEC.

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

GENERAL

         Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 73,000 customer locations in 30 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, we have completed 84 acquisitions of traditional ice companies, principally in the southern half of the United States. These acquisitions have enabled us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers. Our acquisition pace significantly slowed starting in late 1999, and has subsequently stopped with the exception of a few small tuck-in acquisitions, which are acquisitions intended to add incremental production and/or distribution capabilities in an established market. We generally do not anticipate any significant acquisition activity in the near future, but may continue to evaluate such opportunities as they become available. We currently are focused on increasing profitability and strengthening our balance sheet through substantial debt reduction.

         We predominantly operate in two business segments - ice products and non-ice products and operations. Ice products accounted for approximately 91% of revenues in 2001 and approximately 86% for the three months ended March 31, 2002. Ice products consist of the following two activities:

         o the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

         o the installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

         Our other business segment, non-ice products and operations, consists of refrigerated warehousing and the manufacturing and sale of bottled water.

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

         At March 31, 2002, we owned or operated 51 ice manufacturing plants, 47 distribution centers, seven refrigerated warehouses, one bottled-water manufacturing facility and had an installed base of 2,926 Ice Factories.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues: Revenues increased $0.3 million, from $32.5 million for the three months ended March 31, 2001 to $32.8 million for the three months ended March 31, 2002. Revenues in our ice segment increased $0.7 million primarily as a result of warmer weather in most of our markets as compared to the weather experienced in the quarter ended March 31, 2001, offset by revenues lost in connection with the sale in December 2001 of our traditional ice business in California. The increase in ice revenues was offset by a $0.4 million decrease in non-ice revenues, primarily due to the sale in 2001 of substantially all our ice production equipment and leasing business and two small refrigerated warehouses.

         Cost of Sales: Cost of sales decreased $1.5 million, from $27.7 million for the three months ended March 31, 2001 to $26.2 million for the three months ended March 31, 2002. As a percentage of revenues, cost of sales decreased from 85.2% for the three months ended March 31, 2001 to 79.8% for the three months ended March 31, 2002. This decrease in cost of sales and the relative percentage is attributable to the cost control measures implemented in the second and third calendar quarters of 2001 and the sale of our traditional ice business in California, offset by increases in energy costs and the impact of additional Ice Factory operating leases entered into subsequent to March 31, 2001.

         Gross Profit: Gross profit increased $1.8 million, from $4.8 million for the three months ended March 31, 2002 to $6.6 million for the three months ended March 31, 2002. As a percentage of revenues, gross profit increased from 14.8% for the three months ended March 31, 2001 to 20.2% for the three months ended March 31, 2002. The increase in gross profit percentage is attributable to several factors. As noted above, during the second and third calendar quarters of 2001, we put into place a number of programs to reduce and control costs. Additionally, in December 2001, we sold our traditional ice business in California. The California market is very competitive and we made a lower gross profit there than we do on sales in other parts of the country. Partially offsetting these two positive factors was an increase in energy costs and additional Ice Factory operating lease expenses. Gross profit as a percentage of revenues from ice operations increased from 10.4% for the three months ended March 31, 2001 to 17.9% for the three months ended March 31, 2002, while gross profit on non-ice operations decreased from 38.3% in 2001 to 33.9% in 2002.

         Operating Expenses: Operating expenses decreased $0.7 million, from $8.9 million for the three months ended March 31, 2001 to $8.2 million for the three months ended March 31, 2002. As a percentage of revenues, operating expenses decreased from 27.3% for the three months ended March 31, 2001 to 24.9% for the three months ended March 31, 2002. This decrease was due to cost control programs implemented in the second and third calendar quarters of 2001 and reductions in labor and benefits due to headcount reductions in that same time period. Operating expenses from ice operations decreased from 29.4% of revenues for the three months ended March 31, 2001 to 26.9% of revenues for the three months ended March 31, 2002. Operating expenses in non-ice operations decreased from 16.0% of revenues to 12.8%.

         Depreciation and Amortization Expense: Depreciation and amortization decreased $1.4 million, from $7.8 million for the three months ended March 31, 2001 to $6.4 million for the three months ended March 31, 2002. This decrease was primarily due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Offsetting this decrease in expense is additional depreciation expense related to property additions since March 31, 2001. As a percentage of revenues, depreciation and amortization decreased from 23.9% for the three months ended March 31, 2001 to 19.6% for the three months ended March 31, 2002.

         Loss on Disposition of Assets: During the three months ended March 31, 2002, we sold certain excess assets for a net loss of $0.06 million.

         Interest Expense: Interest expense increased $0.6 million, from $8.1 million for the three months ended March 31, 2001 to $8.7 million for the three months ended March 31, 2002. As a percentage of revenues, interest expense increased from 24.9% for the three months ended March 31, 2001 to 26.7% for the three months ended March 31, 2002. The increase in interest expense was primarily due to additional amounts paid under our interest rate collar agreement.

         Extraordinary Gain: On January 30, 2002, we repurchased and retired
9 3/4% senior notes with a par value of $2.5 million, which resulted in a gain of $0.4 million.

         Cumulative Effect of Change in Accounting Principle: On January 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax).

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

         We estimate our capital expenditures for 2002 will total approximately $12.5 million, which will primarily be used to maintain and expand our traditional ice operations. We expect a substantial portion of these expenditures will be made by June 30, 2002. There can be no assurance that capital expenditures will not exceed this estimate. In addition, we initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000 and early 2001. Beginning in the second quarter of 2001, we stopped using operating leases for our Ice Factory installations. During 2001, we began a program to redeploy certain machines from locations that generate relatively low profit margins to locations that we anticipate will generate higher margins. We anticipate the continuation of that program in 2002. During 2001, we placed 235 new machines, net of removals, and do not expect substantial machine additions, net of removals, in 2002. Any capital expenditures associated with the redeployment program or the placement of new machines are contained within our 2002 capital expenditure plan of $12.5 million.

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

         We experienced a loss in the first quarter of 2002 and negative cash flows from operations. We typically experience losses and negative cash flows from operations in this quarter due to the seasonal nature of our business. However, we believe that we will have adequate liquidity to meet our debt service requirements and to satisfy working capital and general corporate needs. At March 31, 2002, we had a working capital deficit of approximately $20.6 million (surplus of $4.4 million exclusive of current maturities of long-term debt and the line of credit) and had approximately $7.0 million available under our revolving credit facility.

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

         At March 31, 2002, we had approximately $342.6 million of total debt outstanding as follows:

o        $267.5 million of 9 3/4% senior notes due 2005;

o        $74.8 million outstanding under our credit facility; and

o        $0.3 million of other debt, net of debt discount.

         We have an $88 million senior credit facility (the "Credit Facility"), consisting of a $38 million line of credit (the "Line of Credit") and a $50 million term loan (the "Term Loan").

         Principal balances outstanding under the Line of Credit bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. The outstanding balance of the Line of Credit was $24.8 million at March 31, 2002 and was classified as a current liability because of the our intention to use the Line of Credit to fund our working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At March 31, 2002, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.26%. Interest is payable monthly.

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

         The borrowing base under the Line of Credit is comprised of eligible accounts receivable and eligible equipment and in addition, from January 28 to July 15 of each calendar year, a $10 million seasonal overadvance. We anticipate having adequate collateral during the first and second quarters of 2002 to maintain a minimum availability of $5 million under the Line of Credit. During the second half of 2002, we expect to have additional availability resulting from higher cash flows from operations during the second and third quarters of the year and lower capital expenditures during the third and fourth quarters. We are evaluating several options regarding the deployment of the excess cash flow that we expect to accumulate during these periods. These options include the purchase of our 9 3/4% senior notes on the open market, additional capital expenditures and acquisitions. On January 30, 2002, we repurchased and retired 9 3/4% senior notes with a par value of $2.5 million, which resulted in a gain of $0.4 million.

         At March 31, 2002, we had $6.4 million of standby letters of credit outstanding, primarily to secure certain insurance obligations. We may be required to increase our letters of credit during 2002 due to new insurance policies and electricity supply contracts.

         During 1999 and continuing into 2000, the pace of our acquisition activities slowed significantly and has subsequently ceased with the exception of one small tuck-in acquisition completed in 2001. The decreased acquisition activity is generally due to the decline in the price of our common stock from the time of our initial public offering in January 1999. In 1999, in connection with possible future acquisitions, we filed an "acquisition shelf" registration statement to register the sale of up to five million shares of common stock of which 3,953,780 remain unissued as of March 31, 2002. Although we do not expect to continue to acquire traditional ice companies during 2002, we may continue to look at acquisition opportunities as they become available in certain circumstances.

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

NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, we adopted Statement of Financial Accounting Standards (" SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in an charge to net income of $73.2 million (net of $0 tax).

         On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

GENERAL ECONOMIC TRENDS AND SEASONALITY

         Our results of operations are generally affected by economic trends in our market area, but results to date have not been impacted by general inflation or recession trends. If we encounter an extended period of high inflation, we believe we will be able to pass on the higher costs to our customers. However, we cannot be assured that economic trends will not negatively impact our operations in the future.

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

         We have financed many of our acquisitions through the issuance of debt, and consequently, we have substantial debt service requirements. At March 31, 2002, our total indebtedness was $342.6 million. Our high level of debt could have important consequences to us, including the following:

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

         THE MARKET VALUE OF OUR COMMON STOCK COULD BE FURTHER ADVERSELY AFFECTED IF WE CONTINUE TO REPORT OPERATING LOSSES.

         Since our Company was formed in 1990, we have reported substantial net losses. This has been primarily due to the following:

o interest expenses primarily associated with our 9 3/4% senior notes and debt under our Credit Facility

o        substantial depreciation of property, plant and equipment

o substantial amortization of goodwill and other intangible assets primarily associated with our acquisitions and market expansion and an impairment charge of $73.2 million that was recognized in connection with the adoption of SFAS 142 on January 1, 2002.

         As of March 31, 2002, we had an accumulated deficit of $154.4 million and total shareholders' deficit of $37.2 million. We cannot guarantee that we will be profitable in the future.

         INCREASES IN THE PRICES OF ELECTRICITY, CERTAIN RAW MATERIALS AND OTHER REQUIRED EXPENSES COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         We use substantial amounts of electricity in connection with our manufacturing process. Over the last three years, we had fixed this cost at rates that were generally lower than market rates by entering into a supply and management agreement with a third party. On December 2, 2001, that third party filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, thereby breaching its agreement with us. Since that time, we have been paying market rates for electricity that are higher than those under the supply agreement. We anticipate that the annual impact of this event will approximate $2 million in extra electricity charges. Further increases in market rates could potentially have an adverse impact on our operations.

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

         WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

         As of March 31, 2002, the majority of our debt consisted of $267.5 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require such a repurchase. This could result in a default under other debt agreements, including our Credit Facility.

         CHANGES IN GOVERNMENT LAWS AND REGULATIONS AND COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

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

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Although we currently have no plans to do so, if we begin acquiring other businesses again as part of our strategy, such acquisitions could result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 42.8% of our total assets and exceeded shareholders' deficit by $194.9 million as of March 31, 2002. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 ceased on December 31, 2001. We will be required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses. The adoption of this accounting principle on January 1, 2002 resulted in an initial impairment charge of $73.2 million.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of March 31, 2002, we would have had to pay $3.2 million.

         We are exposed to some market risk due to the floating interest rates under our Credit Facility. Principal balances outstanding under the Line of Credit bear interest, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JP Morgan Chase Bank) plus 1.5%. The Term Loan bears interest, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%.

         As of March 31, 2002, the Credit Facility had an outstanding principal balance of $74.8 million at a weighted average interest rate of 8.26% per annum. Due to our interest rate collar agreement and the fact that the Term Loan has a minimum interest rate of 9.5%, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates. At March 31, 2002, the 30-day LIBOR rate was 1.88%.

         The following table shows the approximate annual increase (decrease) in interest expense given the current principal balances on all our debt if LIBOR were to increase by 1% from the levels indicated below:

                                                  Estimated
         LIBOR Rate                            Annual Impact
         ----------                            -------------
                                               (in thousands)

         Less than or equal to 4.5%                 ($252)

         Greater than 4.5%, less than
             or equal to 5.5%                       ($190)

         Greater than 5.5%, less than
             or equal to 5.75%                       $685

         Greater than 5.75%, less than
             or equal to 7.75%                       $498

         Greater than 7.75%                          $248

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 1, 2002, we elected to pay in kind dividends on our 10% exchangeable preferred stock, which totaled 18,135 shares of 10% exchangeable preferred stock and warrants to purchase 139,496 shares of common stock at $13.00 per share.

         Although not required for disclosure under this Form 10-Q, the following information relates to certain sales and other issuances of our securities during the three months ended March 31, 2002 which were registered pursuant to the Securities Act of 1933, as amended:

         On January 9, 2002, we issued 16,967 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $0.91 per share.

         On February 18, 2002, we granted options under the 1998 Stock Option Plan to an employee to purchase 20,000 shares of common stock at an exercise price of $2.00 per share.

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

EXHIBIT NO.     DESCRIPTION
-----------     -----------
     10.1       First Amendment to the Second Amended and Restated Credit
                Agreement dated as of January 30, 2002 by and among Packaged
                Ice, Inc., Ableco Finance LLC, The CIT Group/Business Credit,
                Inc. and any other lenders from time to time party thereto.
                (Exhibit 10.21) (1)

     10.2       Second Amendment to the Second Amended and Restated Credit
                Agreement dated of February 19, 2002 by and among Packaged Ice,
                Inc., Ableco Finance LLC, The CIT Group/Business Credit, Inc.
                and any other lenders from time to time party thereto. (Exhibit
                10.22) (1)

----------
         (1) Filed as an Exhibit to Packaged Ice's Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

(b)  REPORTS ON FORM 8-K:

         Packaged Ice, Inc. filed a report on Form 8-K with the Securities and Exchange Commission on January 10, 2002, which reported the Company's new credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACKAGED ICE, INC.


Date:  May 10,  2002               By:  /s/ WILLIAM P. BRICK
                                        ---------------------------------------
                                        William P. Brick
                                        Chief Executive Officer


Date:  May 10, 2002                By:  /s/ STEVEN J. JANUSEK
                                        ---------------------------------------
                                        Steven J. Janusek
                                        Chief Financial and Accounting Officer