Form 10-Q
period 2002-06-30
PACKAGED ICE INC
filed 2002-08-09
CIK 917731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------             OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR
--------
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The total number of shares of common stock, par value $0.01 per share, outstanding as of August 8, 2002 was 20,357,304.

================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                        PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
                  and December 31, 2001................................................................    3
              Condensed Consolidated Statements of Operations for the three and six months
                  ended June 30, 2002 and 2001 (Unaudited).............................................    4
              Condensed Consolidated Statement of Shareholders' Equity (Deficit) as of
                  June 30, 2002 (Unaudited)............................................................    5
              Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001 (Unaudited)...................................................    6
              Notes to the Condensed Consolidated Financial Statements (Unaudited).....................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........   19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................................   28

                                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................   29

Item 2.   Changes in Securities and Use of Proceeds....................................................   29

Item 3.   Default Upon Senior Securities...............................................................   30

Item 4.   Submission of Matters to a Vote of Security Holders..........................................   30

Item 5.   Other Information............................................................................   30

Item 6.   Exhibits and Reports on Form 8-K.............................................................   31

SIGNATURES.............................................................................................   32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             JUNE 30,     DECEMBER 31,
                                                                                              2002           2001
                                                                                          ------------    ------------
                                                                                          (UNAUDITED)
                                                                                                  (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents ........................................................   $      5,054    $     10,213
     Restricted cash ..................................................................             --           6,700
     Accounts receivable, net .........................................................         32,179          20,358
     Inventories ......................................................................          8,053           7,691
     Prepaid expenses .................................................................          1,926           1,756
                                                                                          ------------    ------------
         Total current assets .........................................................         47,212          46,718
PROPERTY, net .........................................................................        179,819         181,977
GOODWILL AND OTHER INTANGIBLES, net ...................................................        156,198         232,079
OTHER ASSETS ..........................................................................             10              10
                                                                                          ------------    ------------
TOTAL .................................................................................   $    383,239    $    460,784
                                                                                          ============    ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long term obligations .........................................   $        100    $        188
     Line of credit ...................................................................         17,504          12,305
     Accounts payable .................................................................         15,838          13,399
     Payable to affiliates ............................................................              9               4
     Accrued expenses .................................................................         25,541          25,056
                                                                                          ------------    ------------
         Total current liabilities ....................................................         58,992          50,952
LONG TERM OBLIGATIONS .................................................................        315,156         320,174
COMMITMENTS AND CONTINGENCIES .........................................................             --              --
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 383,832 shares issued and outstanding at June 30, 2002 and
     365,697 shares issued and outstanding at December 31, 2001; liquidation preference
     of $100 per share ................................................................         39,025          37,181
SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.01 par value, 50,000,000 shares authorized; 20,655,535  shares
         issued at June 30, 2002, and 20,438,568 shares issued at December 31, 2001 ...            207             204
     Additional paid-in capital .......................................................        117,324         118,910
     Less:  298,231 shares of treasury stock, at cost .................................         (1,491)         (1,491)
     Unearned compensation ............................................................           (209)             --
     Accumulated deficit ..............................................................       (145,309)        (64,884)
     Accumulated other comprehensive loss .............................................           (456)           (262)
                                                                                          ------------    ------------
         Total shareholders' equity (deficit) .........................................        (29,934)         52,477
                                                                                          ------------    ------------
TOTAL .................................................................................   $    383,239    $    460,784
                                                                                          ============    ============



           See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                          ----------------------------    ----------------------------
                                                             2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ..............................................   $     73,459    $     77,472    $    106,239    $    109,990
Cost of sales .........................................         41,086          44,847          67,239          72,541
                                                          ------------    ------------    ------------    ------------
Gross profit ..........................................         32,373          32,625          39,000          37,449
Operating expenses ....................................          8,115           9,760          16,267          18,641
Depreciation and amortization expense .................          6,450           7,727          12,881          15,505
                                                          ------------    ------------    ------------    ------------
Income from operations ................................         17,808          15,138           9,852           3,303
Other income (expense), net ...........................             41             (11)             78              (1)
Gain (loss) on disposition of assets ..................           (307)            348            (370)            348
Gain on extinguishment of debt ........................            356              --             795              --
Interest expense, net .................................         (8,804)         (8,401)        (17,550)        (16,486)
                                                          ------------    ------------    ------------    ------------
Income (loss) before income taxes .....................          9,094           7,074          (7,195)        (12,836)
Income taxes ..........................................             --              --              --              --
                                                          ------------    ------------    ------------    ------------
Net income (loss) before cumulative effect of
     change in accounting principle ...................          9,094           7,074          (7,195)        (12,836)
Cumulative effect of change in accounting principle ...             --              --         (73,230)             --
                                                          ------------    ------------    ------------    ------------
Net income (loss) before preferred dividends ..........          9,094           7,074         (80,425)        (12,836)
Preferred dividends ...................................           (940)           (854)         (1,842)         (1,672)
                                                          ------------    ------------    ------------    ------------
Net income (loss) available to common shareholders ....   $      8,154    $      6,220    $    (82,267)   $    (14,508)
                                                          ============    ============    ============    ============

Basic net income (loss) per share of common stock:
   Net income (loss) available to common shareholders
       before cumulative effect of change in accounting
       principle ......................................   $       0.40    $       0.32    $      (0.44)   $      (0.75)
   Cumulative effect of change in accounting principle              --              --           (3.64)             --
                                                          ------------    ------------    ------------    ------------
   Net income (loss) available to common shareholders .   $       0.40    $       0.32    $      (4.08)   $      (0.75)
                                                          ============    ============    ============    ============

Diluted net income (loss) per share of common stock:
   Net income (loss) available to common shareholders
       before cumulative effect of change in accounting
       principle ......................................   $       0.39    $       0.31    $      (0.44)   $      (0.75)
   Cumulative effect of change in accounting principle              --              --           (3.64)             --
                                                          ------------    ------------    ------------    ------------
    Net income (loss) available to common shareholders    $       0.39    $       0.31    $      (4.08)   $      (0.75)
                                                          ============    ============    ============    ============

Weighted average common shares outstanding:
   Basic ..............................................         20,157          19,482          20,156          19,451
                                                          ============    ============    ============    ============
   Diluted ............................................         20,674          20,218          20,156          19,451
                                                          ============    ============    ============    ============



           See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                COMMON STOCK
                              -----------------                                                           ACCUMULATED
                              NUMBER                                                                        OTHER
                                OF        PAR     PAID-IN    TREASURY      UNEARNED     ACCUMULATED     COMPREHENSIVE
                              SHARES     VALUE    CAPITAL      STOCK     COMPENSATION      DEFICIT           LOSS           TOTAL
                              -------   -------   --------    -------    ------------    -----------    -------------    ----------
                                                                   (IN THOUSANDS)
Balance at December 31,
   2001 ...................    20,439   $   204   $118,910    $(1,491)   $         --    $   (64,884)   $        (262)   $   52,477
Issuance of common stock
   in connection with the
   2000 Employee Stock
   Purchase Plan ..........        17         1         14         --              --             --               --            15
Dividends accumulated on
   10% exchangeable
   preferred stock ........        --        --     (1,842)        --              --             --               --        (1,842)
Grant of restricted stock .       200         2        242         --            (244)            --               --            --
Amortization of unearned
   compensation ...........        --        --         --         --              35             --               --            35
Comprehensive loss:
Net loss ..................        --        --         --         --              --        (80,425)              --       (80,425)
Change in fair value of
   derivative liability ...        --        --         --         --              --             --             (194)         (194)
                                                                                                                         ----------
Total comprehensive loss ..        --        --         --         --              --             --               --       (80,619)
                              -------   -------   --------    -------    ------------    -----------    -------------    ----------
Balance at June 30, 2002 ..    20,656   $   207   $117,324    $(1,491)   $       (209)   $  (145,309)   $        (456)   $  (29,934)
                              =======   =======   ========    =======    ============    ===========    =============    ==========


           See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            ----------------------------
                                                                                2002            2001
                                                                            ------------    ------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................................................   $    (80,425)   $    (12,836)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization ..................................         12,881          15,505
         Amortization of debt discount, net .............................             20              20
         Loss (gain) on disposition of assets ...........................            292            (347)
         Gain on extinguishment of debt .................................           (795)             --
         Amortization of unearned compensation ..........................             35              --
         Fair value of employee stock options vested ....................             --             139
         Cumulative effect of change in accounting principle ............         73,230              --
         Change in assets and liabilities:
              Restricted cash ...........................................          6,700              --
              Accounts receivable, inventory and prepaid expenses .......        (12,438)        (16,935)
              Accounts payable and accrued expenses .....................          2,722          13,370
                                                                            ------------    ------------
     Net cash provided by (used in) operating activities ................          2,222          (1,084)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions .................................................        (10,377)         (8,820)
     Proceeds from disposition of assets ................................          2,047           1,872
     Decrease in other noncurrent assets ................................             --              33
                                                                            ------------    ------------
     Net cash used in investing activities ..............................         (8,330)         (6,915)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock .............................             15             119
     Borrowings from lines of credit ....................................         57,517         114,623
     Repayment of lines of credit .......................................        (52,318)       (103,954)
     Repayment of debt ..................................................         (4,265)            (83)
                                                                            ------------    ------------
     Net cash provided by financing activities ..........................            949          10,705
                                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .........................         (5,159)          2,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................         10,213           1,027
                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $      5,054    $      3,733
                                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest .........................................   $     17,209    $     15,937
                                                                            ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Issuance of restricted stock........................................   $        244    $         --
                                                                            ============    ============
     Initial recognition of derivative liability ........................   $         --    $      1,653
                                                                            ============    ============
     Change in fair value of derivative liability .......................   $        194    $        858
                                                                            ============    ============


           See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


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


2.  NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). Prospectively, the Company will annually evaluate the carrying amount of goodwill associated with its operating segments using a market valuation approach to identify any potential impairment of goodwill.

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. Adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company adopted SFAS No. 145 on April 1, 2002. As a result of the adoption of this statement, the extraordinary gain on extinguishment of debt reported in the consolidated statement of operations for the quarter ended March 31, 2002 was reclassified to continuing operations in the quarter ended June 30, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)

3.  ACQUISITIONS

         During the three and six months ended June 30, 2002, the Company did not close any acquisitions. The Company has accounted for all of its prior acquisitions using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recorded as goodwill and other intangibles and was amortized over 40 years through December 31, 2001. As discussed in Note 2, amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. Goodwill amortization expense was $1.4 million and $2.6 million in the three and six months ended June 30, 2001, respectively. Amortization expense of other intangible assets resulting from the Company's acquisitions was $0.3 million for the three months ended June 30, 2002 and 2001 and $0.7 million and $0.8 million for the six months ended June 30, 2002 and 2001, respectively.


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

                                                         JUNE 30,     DECEMBER 31,
                                                           2002           2001
                                                       -------------  -------------
                                                              (IN THOUSANDS)
Raw materials and supplies............................ $       6,260  $       6,468
Finished goods........................................         1,793          1,223
                                                       -------------  -------------
     Total............................................ $       8,053  $       7,691
                                                       =============  =============

5.  LOSS PER SHARE

         The computation of loss per share is based on net loss, after deducting the dividend requirement of preferred stock divided by the weighted average number of shares outstanding. Options and warrants to purchase 5,073,775 and 5,049,680 shares of common stock that are outstanding but exercisable at prices above the Company's average common stock price for the three months ended June 30, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per share and weighted average common shares outstanding. For the six months ended June 30, 2002 and 2001, there are 5,763,506 and 5,785,344 shares, respectively, of anti-dilutive securities which are not included in the diluted net loss per share calculation.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                            --------------------------    --------------------------
                                                               2002           2001           2002           2001
                                                            -----------    -----------    -----------    -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings (loss) for basic and diluted computation:
   Net income (loss) before cumulative effect of
       change in accounting principle and preferred
       dividends ........................................   $     9,094    $     7,074    $    (7,195)   $   (12,836)
   Cumulative effect of change in accounting principle ..            --             --        (73,230)            --
   Preferred dividends ..................................          (940)          (854)        (1,842)        (1,672)
                                                            -----------    -----------    -----------    -----------
   Net income (loss) available to common shareholders ...   $     8,154    $     6,220    $   (82,267)   $   (14,508)
                                                            ===========    ===========    ===========    ===========

Basic earnings (loss) per share:
   Weighted average common shares outstanding ...........        20,157         19,482         20,156         19,451
                                                            ===========    ===========    ===========    ===========
   Net income (loss) available to common shareholders ...   $      0.40    $      0.32    $     (4.08)   $     (0.75)
                                                            ===========    ===========    ===========    ===========

Diluted earnings (loss) per share:
   Weighted average common shares outstanding ...........        20,157         19,482         20,156         19,451
   Shares issuable from assumed conversion of stock
     options and warrants ...............................           517            736             --             --
                                                            -----------    -----------    -----------    -----------
   Weighted average common shares outstanding,
     as adjusted ........................................        20,674         20,218         20,156         19,451
                                                            ===========    ===========    ===========    ===========

   Net income (loss) available to common shareholders ...   $      0.39    $      0.31    $     (4.08)   $     (0.75)
                                                            ===========    ===========    ===========    ===========

6.  LINE OF CREDIT AND LONG-TERM OBLIGATIONS

         The Company had $270 million in aggregate principal amount of 9 3/4% Senior Notes outstanding as of December 31, 2001. On each of January 30, 2002 and June 24, 2002, the Company repurchased and retired 9 3/4% Senior Notes with a par value of $2.5 million, for a total of $5 million through June 30, 2002. These purchases resulted in a total gain on extinguishment of debt of $0.8 million. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the "Indenture"). The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company's bank credit facility. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries.

         The Company has an $88 million credit facility (the "Credit Facility"), consisting of a $38 million revolving loan (the "Line of Credit") and a $50 million term loan (the "Term Loan"). At June 30, 2002, the Company had approximately $13.3 million of availability under the Line of Credit.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


         Principal balances outstanding under the Line of Credit bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at the Company's option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At June 30, 2002, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.47%. Interest is payable monthly.

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

         If the Company had been required to settle the Collar Agreement as of June 30, 2002, the Company would have had to pay $4.1 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

         As of June 30, 2002, the Company had $7.2 million of standby letters of credit outstanding, primarily to secure certain insurance obligations.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. At June 30, 2002, the Company was in compliance with these covenants.

         At June 30, 2002 and December 31, 2001, long-term obligations consisted of the following:

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                             -------------  -------------
                                                                    (IN THOUSANDS)
9 3/4% Senior Notes........................................  $     265,000  $     270,000
Less:  Unamortized debt discount on 9 3/4% senior notes....           (101)          (123)
Credit Facility - term loan................................         50,000         50,000
Other......................................................            357            485
                                                             -------------  -------------
Total long-term obligations................................        315,256        320,362
Less:  Current maturities..................................           (100)          (188)
                                                             -------------  -------------
     Long-term obligations, net............................  $     315,156  $     320,174
                                                             =============  =============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


7.  CAPITAL STOCK

         The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 20,357,304 shares were outstanding at June 30, 2002 and up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2002, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 383,832 shares were issued and outstanding. As of June 30, 2002, the Company had reserved shares of common stock for the exercise of stock options under its various stock option plans as follows:

         o 393,700 shares reserved under the 1994 Stock Option Plan; 240,200 outstanding

         o 1,000,000 shares reserved under the 1998 Stock Option Plan; 920,522 outstanding

         o 900,000 shares reserved under the 2001 Stock Option Plan; 860,500 outstanding.

     As of June 30, 2002, 3,542,284 shares were reserved for issuance upon the exercise of outstanding warrants. Additionally, 500,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the "ESPP"). Through June 30, 2002, 499,809 shares had been issued under the ESPP. Contributions to the ESPP have been suspended until such time that additional shares are approved by the Company's shareholders.

     On May 16, 2002, the Company adopted the 2002 Senior Executive Restricted Stock Plan (the "Restricted Stock Plan"). Upon adoption of the Restricted Stock Plan, certain executives were granted a total of 200,000 shares of the Company's common stock. Such restricted shares are not transferable by the executive and have no voting rights. The market value of the Company's common stock at the date of issuance was $1.22 per share. The removal of the restrictions is contingent upon the Company achieving certain performance goals for the fiscal year ending December 31, 2002.


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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


         The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, the gain or loss on disposition of assets, the gain or loss on the extinguishment of debt and the cumulative effect of changes in accounting principles ("EBITDA") and does not allocate assets by segment. Segment information for the three months ended June 30, 2002 and 2001 is as follows:

                                    THREE MONTHS ENDED JUNE 30, 2002          THREE  MONTHS ENDED JUNE 30, 2001
                                ---------------------------------------   ----------------------------------------
                                    ICE         NON-ICE        TOTAL          ICE          NON-ICE       TOTAL
                                -----------   -----------   -----------   -----------    -----------   -----------
                                                                  (IN THOUSANDS)
Revenues ....................   $    68,667   $     4,792   $    73,459   $    72,014    $     5,458   $    77,472
Cost of sales ...............        37,788         3,298        41,086        41,639          3,208        44,847
                                -----------   -----------   -----------   -----------    -----------   -----------
Gross profit ................        30,879         1,494        32,373        30,375          2,250        32,625
Operating expenses ..........         7,495           620         8,115         8,829            931         9,760
Other income (expense), net .            39             2            41           (11)            --           (11)
                                -----------   -----------   -----------   -----------    -----------   -----------
     EBITDA .................   $    23,423   $       876   $    24,299   $    21,535    $     1,319   $    22,854
                                ===========   ===========   ===========   ===========    ===========   ===========

         Segment information for the six months ended June 30, 2002 and 2001 is as follows:

                                     SIX MONTHS ENDED JUNE 30, 2002             SIX MONTHS ENDED JUNE 30, 2001
                                ---------------------------------------   ----------------------------------------
                                    ICE         NON-ICE        TOTAL          ICE         NON-ICE        TOTAL
                                -----------   -----------   -----------   -----------    -----------   -----------
                                                                  (IN THOUSANDS)
Revenues ....................   $    96,769   $     9,470   $   106,239   $    99,383    $    10,607   $   109,990
Cost of sales ...............        60,849         6,390        67,239        66,152          6,389        72,541
                                -----------   -----------   -----------   -----------    -----------   -----------
Gross profit ................        35,920         3,080        39,000        33,231          4,218        37,449
Operating expenses ..........        15,049         1,218        16,267        16,886          1,755        18,641
Other income (expense), net .            76             2            78            (1)            --            (1)
                                -----------   -----------   -----------   -----------    -----------   -----------
     EBITDA .................   $    20,947   $     1,864   $    22,811   $    16,344    $     2,463   $    18,807
                                ===========   ===========   ===========   ===========    ===========   ===========


         Reconciliation of EBITDA to net income (loss) before preferred dividends for the three and six month periods ended June 30, 2002 and 2001 is as follows:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                        --------------------------    --------------------------
                                                           2002           2001           2002           2001
                                                        -----------    -----------    -----------    -----------
                                                                             (IN THOUSANDS)
EBITDA ..............................................   $    24,299    $    22,854    $    22,811    $    18,807
Gain (loss) on disposition of assets ................          (307)           348           (370)           348
Gain on extinguishment of debt ......................           356             --            795             --
Depreciation and amortization .......................        (6,450)        (7,727)       (12,881)       (15,505)
Interest expense, net ...............................        (8,804)        (8,401)       (17,550)       (16,486)
Income taxes ........................................            --             --             --             --
Cumulative effect of change in accounting principle .            --             --        (73,230)            --
                                                        -----------    -----------    -----------    -----------
Net income (loss) before preferred dividends ........   $     9,094    $     7,074    $   (80,425)   $   (12,836)
                                                        ===========    ===========    ===========    ===========

10.  SUBSEQUENT EVENT

On July 30, 2002, the Company repurchased and retired 9 3/4% Senior Notes with a par value of $5.0 million, which resulted in a gain of $0.8 million.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


11.  SUBSIDIARY GUARANTORS

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

         The following is the condensed consolidating balance sheet as of June 30, 2002:

                                                                     COMBINED
                                                                    SUBSIDIARY                   CONSOLIDATED
                                                       PARENT       GUARANTORS     ELIMINATIONS       TOTAL
                                                     -----------    -----------    -----------    -----------
                                                                          (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents .....................   $        --    $     5,054    $        --    $     5,054
   Accounts receivable, net ......................             1         32,178             --         32,179
   Other current assets ..........................             9          9,970             --          9,979
                                                     -----------    -----------    -----------    -----------
          Total current assets ...................            10         47,202             --         47,212
INTERCOMPANY ADVANCES ............................       459,525       (459,525)            --             --
INVESTMENT IN SUBSIDIARIES .......................      (106,214)            --        106,214             --
PROPERTY AND EQUIPMENT, net ......................            --        179,819             --        179,819
GOODWILL AND OTHER INTANGIBLES, net ..............         5,951        150,247             --        156,198
OTHER ASSETS .....................................            --             10             --             10
                                                     -----------    -----------    -----------    -----------
TOTAL ............................................   $   359,272    $   (82,247)   $   106,214    $   383,239
                                                     ===========    ===========    ===========    ===========

CURRENT LIABILITIES:
   Current portion of long-term obligations ......   $        --    $       100    $        --    $       100
   Line of credit ................................        17,504             --             --         17,504
   Accounts payable ..............................         2,113         13,734             --         15,847
   Accrued expenses ..............................        15,665          9,876             --         25,541
                                                     -----------    -----------    -----------    -----------
          Total current liabilities ..............        35,282         23,710             --         58,992
LONG-TERM OBLIGATIONS ............................       314,899            257             --        315,156
MANDATORILY REDEEMABLE PREFERRED
    STOCK ........................................        39,025             --             --         39,025
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock ..................................           207             --             --            207
   Additional paid-in capital ....................       117,324             24            (24)       117,324
   Less:  treasury stock, at cost ................        (1,491)            --             --         (1,491)
   Unearned compensation .........................          (209)            --             --           (209)
   Accumulated deficit ...........................      (145,309)      (106,238)       106,238       (145,309)
   Accumulated other comprehensive loss ..........          (456)            --             --           (456)
                                                     -----------    -----------    -----------    -----------
            Total shareholders' equity (deficit) .       (29,934)      (106,214)       106,214        (29,934)
                                                     -----------    -----------    -----------    -----------
TOTAL ............................................   $   359,272    $   (82,247)   $   106,214    $   383,239
                                                     ===========    ===========    ===========    ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


         The following is the condensed consolidating balance sheet as of December 31, 2001:

                                                                     COMBINED
                                                                     SUBSIDIARY                   CONSOLIDATED
                                                       PARENT        GUARANTORS    ELIMINATIONS       TOTAL
                                                     -----------    -----------    -----------    -----------
                                                                           (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents .....................   $        --    $    10,213    $        --    $    10,213
   Accounts receivable, net ......................            --         20,358             --         20,358
   Other current assets ..........................         6,701          9,446             --         16,147
                                                     -----------    -----------    -----------    -----------
          Total current assets ...................         6,701         40,017             --         46,718
INTERCOMPANY ADVANCES ............................       448,441       (448,441)            --             --
INVESTMENT IN SUBSIDIARIES .......................       (25,509)            --         25,509             --
PROPERTY AND EQUIPMENT, net ......................            --        181,977             --        181,977
GOODWILL AND OTHER INTANGIBLES, net ..............         7,350        224,729             --        232,079
OTHER ASSETS .....................................            --             10             --             10
                                                     -----------    -----------    -----------    -----------
TOTAL ............................................   $   436,983    $    (1,708)   $    25,509    $   460,784
                                                     ===========    ===========    ===========    ===========

CURRENT LIABILITIES:
   Current portion of long-term obligations ......   $        --    $       188    $        --    $       188
   Line of credit ................................        12,305             --             --         12,305
   Accounts payable ..............................            --         13,403             --         13,403
   Accrued expenses ..............................        15,143          9,913             --         25,056
                                                     -----------    -----------    -----------    -----------
          Total current liabilities ..............        27,448         23,504             --         50,952
LONG-TERM OBLIGATIONS ............................       319,877            297             --        320,174
MANDATORILY REDEEMABLE PREFERRED
    STOCK ........................................        37,181             --             --         37,181
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock ..................................           204             --             --            204
   Additional paid-in capital ....................       118,910             24            (24)       118,910
   Less:  treasury stock, at cost ................        (1,491)            --             --         (1,491)
   Accumulated deficit ...........................       (64,884)       (25,533)        25,533        (64,884)
   Accumulated other comprehensive loss ..........          (262)            --             --           (262)
                                                     -----------    -----------    -----------    -----------
            Total shareholders' equity (deficit) .        52,477        (25,509)        25,509         52,477
                                                     -----------    -----------    -----------    -----------
TOTAL ............................................   $   436,983    $    (1,708)   $    25,509    $   460,784
                                                     ===========    ===========    ===========    ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)

         The following is the condensed consolidating statement of operations for the three months ended June 30, 2002:

                                                                        COMBINED
                                                                       SUBSIDIARY                    CONSOLIDATED
                                                          PARENT       GUARANTORS    ELIMINATIONS        TOTAL
                                                        -----------    -----------   ------------    ------------
                                                                            (IN THOUSANDS)
Revenues ............................................   $        --    $    73,459    $        --    $    73,459
Cost of sales .......................................            --         41,086             --         41,086
                                                        -----------    -----------    -----------    -----------
Gross profit ........................................            --         32,373             --         32,373
Operating expenses ..................................            --          8,115             --          8,115
Depreciation and amortization expense ...............            12          6,438             --          6,450
                                                        -----------    -----------    -----------    -----------
Income(loss) from operations ........................           (12)        17,820             --         17,808
Income from guarantor subsidiaries ..................         8,931             --         (8,931)            --
Other income (expense), net .........................            --             41             --             41
Loss on disposition of assets .......................            --           (307)            --           (307)
Gain on extinguishment of debt ......................           356             --             --            356
Interest expense, net ...............................          (181)        (8,623)            --         (8,804)
                                                        -----------    -----------    -----------    -----------
Income before income taxes ..........................         9,094          8,931         (8,931)         9,094
Income taxes ........................................            --             --             --             --
                                                        -----------    -----------    -----------    -----------
Loss before cumulative effect of
      change in accounting principle ................         9,094          8,931         (8,931)         9,094
Cumulative effect of change in accounting principle .            --             --             --             --
                                                        -----------    -----------    -----------    -----------
Net income ..........................................   $     9,094    $     8,931    $    (8,931)   $     9,094
                                                        ===========    ===========    ===========    ===========

         The following is the condensed consolidating statement of operations for the three months ended June 30, 2001:

                                                                        COMBINED
                                                                        SUBSIDIARY                   CONSOLIDATED
                                                           PARENT       GUARANTORS    ELIMINATIONS       TOTAL
                                                        -----------    -----------    ------------   -------------
                                                                            (IN THOUSANDS)
Revenues .............................................  $        --    $    77,472    $        --    $    77,472
Cost of sales ........................................           --         44,847             --         44,847
                                                        -----------    -----------    -----------    -----------
Gross profit .........................................           --         32,625             --         32,625
Operating expenses ...................................            1          9,759             --          9,760
Depreciation and amortization expense ................           10          7,717             --          7,727
                                                        -----------    -----------    -----------    -----------
Income (loss) from operations ........................          (11)        15,149             --         15,138
Income from guarantor subsidiaries ...................        7,245             --         (7,245)            --
Other income (expense), net ..........................           --            (11)            --            (11)
Gain on disposition of assets ........................           --            348             --            348
Interest expense, net ................................         (160)        (8,241)            --         (8,401)
                                                        -----------    -----------    -----------    -----------
Income before income taxes ...........................        7,074          7,245         (7,245)         7,074
Income taxes .........................................           --             --             --             --
                                                        -----------    -----------    -----------    -----------
Net income ...........................................  $     7,074    $     7,245    $    (7,245)   $     7,074
                                                        ===========    ===========    ===========    ===========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


         The following is the condensed consolidating statement of operations for the six months ended June 30, 2002:

                                                                         COMBINED
                                                                         SUBSIDIARY                    CONSOLIDATED
                                                          PARENT         GUARANTORS     ELIMINATIONS        TOTAL
                                                        ------------    ------------    ------------   ------------
                                                                              (IN THOUSANDS)
Revenues ............................................   $         --    $    106,239    $         --   $    106,239
Cost of sales .......................................             --          67,239              --         67,239
                                                        ------------    ------------    ------------   ------------
Gross profit ........................................             --          39,000              --         39,000
Operating expenses ..................................             --          16,267              --         16,267
Depreciation and amortization expense ...............             36          12,845              --         12,881
                                                        ------------    ------------    ------------   ------------
Income (loss) from operations .......................            (36)          9,888              --          9,852
Loss from guarantor subsidiaries ....................        (80,705)             --          80,705             --
Other income (expense), net .........................             --              78              --             78
Loss on disposition of assets .......................             --            (370)             --           (370)
Gain on extinguishment of debt ......................            795              --              --            795
Interest expense, net ...............................           (479)        (17,071)             --        (17,550)
                                                        ------------    ------------    ------------   ------------
Loss before income taxes ............................        (80,425)         (7,475)         80,705         (7,195)
Income taxes ........................................             --              --              --             --
                                                        ------------    ------------    ------------   ------------
Loss before cumulative effect of
      change in accounting principle ................        (80,425)         (7,475)         80,705         (7,195)
Cumulative effect of change in accounting principle .             --         (73,230)             --        (73,230)
                                                        ------------    ------------    ------------   ------------
Net loss ............................................   $    (80,425)   $    (80,705)   $     80,705   $    (80,425)
                                                        ============    ============    ============   ============

         The following is the condensed consolidating statement of operations for the six months ended June 30, 2001:

                                                                         COMBINED
                                                                         SUBSIDIARY                    CONSOLIDATED
                                                          PARENT         GUARANTORS     ELIMINATIONS        TOTAL
                                                        ------------    ------------    ------------   ------------
                                                                                (IN THOUSANDS)
Revenues ............................................   $         --    $    109,990    $         --   $    109,990
Cost of sales .......................................             --          72,541              --         72,541
                                                        ------------    ------------    ------------   ------------
Gross profit ........................................             --          37,449              --         37,449
Operating expenses ..................................             --          18,641              --         18,641
Depreciation and amortization expense ................            20          15,485              --         15,505
                                                        ------------    ------------    ------------   ------------
Income (loss) from operations .......................            (20)          3,323              --          3,303
Loss from guarantor subsidiaries ....................        (12,491)             --          12,491             --
Other income (expense), net .........................             --              (1)             --             (1)
Gain on disposition of assets .......................             --             348              --            348
Interest expense, net ...............................           (325)        (16,161)             --        (16,486)
                                                        ------------    ------------    ------------   ------------
Loss before income taxes ............................        (12,836)        (12,491)         12,491        (12,836)
Income taxes ........................................             --              --              --             --
                                                        ------------    ------------    ------------   ------------
Net loss ............................................   $    (12,836)   $    (12,491)   $     12,491   $    (12,836)
                                                        ============    ============    ============   ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


         The following is the condensed consolidating statement of cash flows for the six months ended June 30, 2002:

                                                                                COMBINED
                                                                               SUBSIDIARY                     CONSOLIDATED
                                                                 PARENT        GUARANTORS     ELIMINATIONS        TOTAL
                                                              ------------    ------------    ------------    ------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................   $    (80,425)   $    (80,705)   $     80,705    $    (80,425)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization .....................             36          12,845              --          12,881
        Amortization of debt discount .....................             20              --              --              20
        Loss on disposition of assets .....................             --             292              --             292
        Gain on extinguishment of debt ....................           (795)             --              --            (795)
        Amortization of unearned compensation .............             35              --              --              35
        Cumulative effect of change in accounting
               principle ..................................             --          73,230                          73,230
        Loss from guarantor subsidiaries ..................         80,705              --         (80,705)             --
        Change in assets and liabilities:
             Restricted cash ..............................          6,700              --              --           6,700
             Accounts receivable, inventories and prepaid
                   expenses ...............................             (8)        (12,430)             --         (12,438)
             Intercompany advances ........................         (9,786)          9,786              --              --
             Accounts payable and accrued expenses ........          2,442             280              --           2,722
                                                              ------------    ------------    ------------    ------------
     Net cash provided by (used in) operating activities ..         (1,076)          3,298              --           2,222
                                                              ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions .......................             --         (10,377)             --         (10,377)
   Proceeds from disposition of property and equipment ....             --           2,047              --           2,047
                                                              ------------    ------------    ------------    ------------
      Net cash used in investing activities ...............             --          (8,330)             --          (8,330)
                                                              ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .................             15              --              --              15
   Borrowings from line of credit .........................         57,517              --              --          57,517
   Repayment of line of credit ............................        (52,318)             --              --         (52,318)
   Repayment of long-term obligations .....................         (4,138)           (127)             --          (4,265)
                                                              ------------    ------------    ------------    ------------
   Net cash provided by (used in) investing activities ....          1,076            (127)             --             949
                                                              ------------    ------------    ------------    ------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS ......................................             --          (5,159)             --          (5,159)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD ....................................             --          10,213              --          10,213
                                                              ------------    ------------    ------------    ------------
   END OF PERIOD ..........................................   $         --    $      5,054    $         --    $      5,054
                                                              ============    ============    ============    ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)


         The following is the condensed consolidating statement of cash flows for the six months ended June 30, 2001:

                                                                               COMBINED
                                                                               SUBSIDIARY                     CONSOLIDATED
                                                                 PARENT        GUARANTORS     ELIMINATIONS        TOTAL
                                                              ------------    ------------    ------------    ------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................   $    (12,836)   $    (12,491)   $     12,491    $    (12,836)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization .....................             20          15,485              --          15,505
        Amortization of debt discount .....................             20              --              --              20
        Gain on disposition of assets .....................             --            (347)             --            (347)
        Fair value of employee stock options vested .......            139              --              --             139
        Loss from guarantor subsidiaries ..................         12,491              --         (12,491)             --
        Change in assets and liabilities:
             Accounts receivable, inventories and prepaid
                   expenses ...............................           (107)        (16,828)             --         (16,935)
             Intercompany advances ........................         (9,998)          9,998              --              --
             Accounts payable and accrued expenses ........           (568)         13,938              --          13,370
                                                              ------------    ------------    ------------    ------------
     Net cash provided by (used in) operating activities ..        (10,839)          9,755              --          (1,084)
                                                              ------------    ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions .......................             --          (8,820)             --          (8,820)
   Proceeds from disposition of property and equipment ....             --           1,872              --           1,872
   Additions to other noncurrent assets ...................             --              33              --              33
                                                              ------------    ------------    ------------    ------------
      Net cash used in investing activities ...............             --          (6,915)             --          (6,915)
                                                              ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .................            119              --              --             119
   Borrowings from line of credit .........................        114,623              --              --         114,623
   Repayment of line of credit ............................       (103,954)             --              --        (103,954)
   Repayment of long-term obligations .....................             --             (83)             --             (83)
                                                              ------------    ------------    ------------    ------------
   Net cash provided by (used in) investing activities ....         10,788             (83)             --          10,705
                                                              ------------    ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ......................................            (51)          2,757              --           2,706
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD ....................................             51             976              --           1,027
                                                              ------------    ------------    ------------    ------------
   END OF PERIOD ..........................................   $         --    $      3,733    $         --    $      3,733
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

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

         Other than statements of historical facts, statements made in this report on Form 10 constitute "forward-looking statements" that represent our expectations or beliefs concerning future events. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our company's actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

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

GENERAL

         Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 73,000 customer locations in 31 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, we have completed 84 acquisitions of traditional ice companies, principally in the southern half of the United States. These acquisitions have enabled us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers. Our acquisition pace significantly slowed starting in late 1999, and has subsequently stopped with the exception of a few small tuck-in acquisitions, which are acquisitions intended to add incremental production and/or distribution capabilities in an established market. We generally do not anticipate any significant acquisition activity in the near future, but may continue to evaluate such opportunities as they become available. We currently are focused on increasing profitability and strengthening our balance sheet through substantial debt reduction.

         We predominantly operate in two business segments - ice products and non-ice products and operations. Ice products accounted for approximately 91% of revenues in both 2001 and for the six months ended June 30, 2002. Ice products consist of the following two activities:

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

         At June 30, 2002, we owned or operated 50 ice manufacturing plants, 49 distribution centers, seven refrigerated warehouses, one bottled-water manufacturing facility and had an installed base of 2,895 Ice Factories.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Revenues: Revenues decreased $4.0 million, from $77.5 million for the three months ended June 30, 2001 to $73.5 million for the three months ended June 30, 2002. Revenues in our ice segment decreased $3.3 million as a result of the sale of our traditional ice business in California during December 2001, offset by increased average prices in our non-California markets. Revenues in our non-ice segment decreased $0.7 million, primarily due to the sales of our ice production equipment leasing business and two small cold storage operations in 2001.

         Cost of Sales: Cost of sales decreased $3.7 million, from $44.8 million for the three months ended June 30, 2001 to $41.1 million for the three months ended June 30, 2002. This decrease primarily resulted from the sale of our traditional ice business in California during December 2001, offset by increases in energy and insurance costs. As a percentage of revenues, cost of sales was 57.9% for the three months ended June 30, 2001 and 55.9% for the three months ended June 30, 2002.

         Gross Profit: Gross profit decreased $0.2 million, from $32.6 million for the three months ended June 30, 2001 to $32.4 million for the three months ended June 30, 2002. This decrease primarily resulted from the reduced sales in our ice segment. As a percentage of revenues, gross profit was 42.1% for the three months ended June 30, 2001 and 44.1% for the three months ended June 30, 2002. This in increase in gross profit margins is due to increased operating efficiencies in our plants and the sale of our traditional ice business in California, which generated lower gross profit margins than our other markets.

         Operating Expenses: Operating expenses decreased $1.7 million, from $9.8 million for the three months ended June 30, 2001 to $8.1 million for the three months ended June 30, 2002. This decrease was due primarily to cost control programs implemented in the second and third calendar quarters of 2001 and reductions in labor and benefit expenses due to headcount reductions in that same time period. As a percentage of revenues, operating expenses decreased from 12.6% for the three months ended June 30, 2001 to 11.0% for the three months ended June 30, 2002.

         Depreciation and Amortization: Depreciation and amortization decreased $1.2 million, from $7.7 million for the three months ended June 30, 2001 to $6.5 million for the three months ended June 30, 2002. This decrease was due to (1) dispositions of fixed assets over the last twelve months and (2) the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Offsetting this decrease in expense is additional depreciation expense related to property additions since June 30, 2001. As a percentage of revenues, depreciation and amortization decreased from 10.0% for the three months ended June 30, 2001 to 8.8% for the three months ended June 30, 2002.

         Gain or Loss on Disposition of Assets: During the three months ended June 30, 2001, we sold certain non-core assets, including several pieces of real estate and substantially all of our ice production equipment sales and leasing business, for a net gain of $0.3 million. During the three months ended June 30, 2002, we sold several pieces of excess real estate for a net loss of $0.3 million.

         Gain on Extinguishment of Debt: During the three months ended June 30, 2002, we repurchased and retired 9 3/4% Senior Notes with a total par value of $2.5 million, which resulted in a gain on extinguishment of debt of $0.4 million.

         Interest Expense: Interest expense increased $0.4 million, from $8.4 million for the three months ended June 30, 2001 to $8.8 million for the three months ended June 30, 2002. As a percentage of revenues, interest expense increased from 10.8% for the three months ended June 30, 2001 to 12.0% for the three months ended June 30, 2002. The dollar increase in interest expense was a result of higher outstanding principal balances on the term loan component of our new bank credit facility, higher interest rates paid on the term loan and higher payments under our interest rate collar agreement due to lower interest rates.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Revenues: Revenues decreased $3.8 million, from $110.0 million for the six months ended June 30, 2001 to $106.2 million for the six months ended June 30, 2002. Revenues in our ice segment decreased $2.7 million, primarily as a result of the sale of our traditional ice business in California during December 2001, offset by increased unit sales in certain of our other market areas as compared to 2001, especially in the first quarter, and to a lesser extent, increased average sales prices in our non-California markets. Revenues in our non-ice segment decreased $1.1 million, primarily due to the sales of our ice production equipment leasing business and two small cold storage operations in 2001.

         Cost of Sales: Cost of sales decreased $5.3 million, from $72.5 million for the six months ended June 30, 2001 to $67.2 million for the six months ended June 30, 2002. As a percentage of revenues, cost of sales decreased from 66.0% for the six months ended June 30, 2001 to 63.3% for the six months ended June 30, 2002. This decrease primarily resulted from the sale of our traditional ice operations in California, offset by increases in energy and insurance costs.

         Gross Profit: Gross profit increased $1.6 million, from $37.4 million for the six months ended June 30, 2001 to $39.0 million for the six months ended June 30, 2002. As a percentage of revenues, gross profit increased from 34.0% for the six months ended June 30, 2001 to 36.7% for the six months ended June 30, 2002. These increases were the result increased operating efficiencies in our plants and the sale of our traditional ice business in California, which generated lower gross profit margins than our other markets.

         Operating Expenses: Operating expenses decreased $2.3 million, from $18.6 million for the six months ended June 30, 2001 to $16.3 million for the six months ended June 30, 2002. As a percentage of revenues, operating expenses decreased from 16.9% for the six months ended June 30, 2001 to 15.3% for the six months ended June 30, 2002. This decrease was due primarily to cost control programs implemented in the second and third calendar quarters of 2001 and reductions in labor and benefit expenses due to headcount reductions in that same time period.

         Depreciation and Amortization: Depreciation and amortization decreased $2.6 million, from $15.5 million for the six months ended June 30, 2001 to $12.9 million for the six months ended June 30, 2002. As a percentage of revenues, depreciation and amortization decreased from 14.1% for the six months ended June 30, 2001 to 12.1% for the six months ended June 30, 2002. This decrease was primarily due to (1) dispositions of fixed assets over the last twelve months and (2) the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Offsetting this decrease in expense is additional depreciation expense related to property additions since June 30, 2001

         Gain or Loss on Disposition of Assets: During the six months ended June 30, 2001, we sold certain non-core assets, including several pieces of real estate and substantially all of our ice production equipment sales and leasing business, for a net gain of $0.3 million. During the six months ended June 30, 2002, we sold several pieces of excess real estate for a net loss of $0.4 million.

         Gain on Extinguishment of Debt: During the six months ended June 30, 2002, we repurchased and retired 9 3/4% Senior Notes with a total par value of $5.0 million, which resulted in a gain on extinguishment of debt of $0.8 million.

         Interest Expense: Interest expense increased $1.1 million, from $16.5 million for the six months ended June 30, 2001 to $17.6 million for the six months ended June 30, 2002. As a percentage of revenues, interest expense increased from 15.0% for the six months ended June 30, 2001 to 16.5% for the six months ended June 30, 2002. The dollar increase in interest expense was a result of higher outstanding principal balances on the term loan component of our new bank credit facility, higher interest rates paid on the term loan and higher payments under our interest rate collar agreement due to lower interest rates.

         Cumulative Effect of Change in Accounting Principle: On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax).

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

         During May 2002, we resolved all outstanding issues relating to the energy alliance agreement we had with a third party that had filed for bankruptcy in December 2001. In connection with this settlement, we purchased certain fixed assets from the third party. As a result of this settlement, we estimate that our capital expenditures for 2002 will total approximately $14.0 to $14.5 million, which will primarily be used to maintain and expand our traditional ice operations. Through June 30, 2002, we had spent $10.4 million or over 70% of our estimated annual total. There can be no assurance that capital expenditures will not exceed this estimate.

         We initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000 and early 2001. Beginning in the second quarter of 2001, we stopped using operating leases for our Ice Factory installations. During 2001, we began a program to redeploy certain machines from locations that generate relatively low profit margins to locations that we anticipate will generate higher margins. We anticipate the continuation of that program throughout 2002. During 2001, we placed 235 new machines, net of removals, and do not expect substantial machine additions, net of removals, in 2002. Any capital expenditures associated with the redeployment program or the placement of new machines are contained within our 2002 capital expenditure plan of $14.0 million to $14.5 million.

         As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets. In 2001, we realized proceeds of approximately $11.0 million as a result of dispositions of non-core assets, excess assets and our traditional ice business in California. We are continuing to market certain excess and non-core assets that we have determined to be disposable and anticipate proceeds of at least $3 million in 2002.

         In the first six months of 2002, we experienced a loss and generated a small, positive amount of cash flows from operations. We typically experience losses and negative cash flows from operations during the first six months of the year due to the seasonal nature of our business. However, we believe that we will have adequate liquidity to meet our debt service requirements and to satisfy working capital and general corporate needs. At June 30, 2002, we had a working capital deficit of approximately $11.8 million (surplus of $5.7 million exclusive of the line of credit) and had approximately $13.3 million available under our revolving credit facility.

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

         At June 30, 2002, we had approximately $332.8 million of total debt outstanding as follows:

o   $265.0 million of 9 3/4% senior notes due 2005;

o   $67.5 million outstanding under our credit facility; and

o   $0.3 million of other debt, net of debt discount.

         We have an $88 million senior credit facility (the "Credit Facility"), consisting of a $38 million line of credit (the "Line of Credit") and a $50 million term loan (the "Term Loan").

         Principal balances outstanding under the Line of Credit bear interest per annum, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. The outstanding balance of the Line of Credit was $17.5 million at June 30, 2002 and was classified as a current liability because of our intention to use the Line of Credit to fund our working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At June 30, 2002, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.47%. Interest is payable monthly.

         For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the Term Loan equal to 65% of our Excess Cash Flow (as defined in the Credit Facility). This principal payment is due within 10 days of delivery of the annual audited financial statements to the lenders, which may occur no later than 90 days after a fiscal year end. In accordance with the Credit Facility, the principal payment can be waived if certain conditions are met and we pay the Amortization Waiver Fee (as defined in the Credit Facility). Any balances outstanding under the Term Loan are due October 31, 2004. At this time, we anticipate requesting a waiver of the principal payment for 2002 and the payment of an Amortization Waiver Fee of approximately $0.3 to $0.4 million in March or April of 2003. The cost of this Amortization Waiver Fee will be reflected in our 2002 results of operations.

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

         The borrowing base under the Line of Credit is comprised of eligible accounts receivable and eligible equipment and in addition, from January 28 to July 31 of each calendar year, a $10 million seasonal overadvance. As of August 8, 2002, our availability under the Line of Credit was approximately $7 million. We anticipate that our availability will significantly grow throughout the third and fourth quarters of 2002. During the second half of 2002, we expect this increased availability as a result of higher cash flows from operations associated with the seasonality of our business and lower capital expenditures.

         On each of January 30, 2002 and June 24, 2002, we repurchased and retired 9 3/4% Senior Notes with a par value of $2.5 million, for a total of $5 million through June 30, 2002. These purchases resulted in a total gain on extinguishment of debt of $0.8. On July 30, 2002, we repurchased and retired 9 3/4% senior notes with a par value of $5.0 million, which resulted in an additional gain of $0.8 million. As we generate cash over the remainder of 2002, we will continue to evaluate our options regarding the deployment of any cash flow in excess of the amount we feel will be needed to operate our business through the spring of 2003. Options for deploying excess cash flow include additional purchases of our 9 3/4% senior notes on the open market, additional capital expenditures and acquisitions.

         At June 30, 2002, we had $7.2 million of standby letters of credit outstanding, primarily to secure certain insurance obligations. We may be required to increase our letters of credit during 2002 due to new insurance policies and electricity supply contracts.

         During 1999 and continuing into 2000, the pace of our acquisition activities slowed significantly and has subsequently ceased with the exception of one small tuck-in acquisition completed in 2001. The decreased acquisition activity is generally due to the decline in the price of our common stock from the time of our initial public offering in January 1999. In 1999, in connection with possible future acquisitions, we filed an "acquisition shelf" registration statement to register the sale of up to five million shares of common stock of which 3,953,780 remain unissued as of June 30, 2002. Although we do not expect to continue to acquire traditional ice companies during 2002, we may continue to look at acquisition opportunities as they become available in certain circumstances.

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

NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). Prospectively, we will annually evaluate the carrying amount of goodwill associated with our operating segments using a market valuation approach to identify any potential impairment of goodwill.

         On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. Adoption of this statement did not have a significant effect on our consolidated financial position or results of operations.

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. We adopted SFAS No. 145 on April 1, 2002. As a result of the adoption of this statement, the extraordinary gain on extinguishment of debt reported in the consolidated statement of operations for the quarter ended March 31, 2002 was reclassified to continuing operations in the quarter ended June 30, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a significant impact on our consolidated financial position or results of operations.

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

         We have financed many of our acquisitions through the issuance of debt, and consequently, we have substantial debt service requirements. At June 30, 2002, our total indebtedness was $332.8 million. Our high level of debt could have important consequences to us, including the following:

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

         As of June 30, 2002, we had an accumulated deficit of $145.3 million and total shareholders' deficit of $29.9 million. We cannot guarantee that we will be profitable in the future.

         INCREASES IN THE PRICES OF ELECTRICITY, CERTAIN RAW MATERIALS AND OTHER REQUIRED EXPENSES COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         We use substantial amounts of electricity in connection with our manufacturing process. Over the last three years, we had fixed this cost at rates that were generally lower than market rates by entering into a supply and management agreement with a third party. On December 2, 2001, that third party filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, thereby breaching its agreement with us. Since that time, we have been paying market rates for electricity that are higher than those under the supply agreement. Through the first six months of 2002, our electricity costs were $0.8 million higher than the same period in 2001. We anticipate that the annual impact of these higher rates will approximate $2 million. Further increases in market rates could potentially have an adverse impact on our operations.

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

         WE MAY NOT HAVE THE ABILITY TO REPURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

         As of June 30, 2002, the majority of our debt consisted of $265.0 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require such a repurchase. This could result in a default under other debt agreements, including our Credit Facility.

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

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Although we currently have no plans to do so, if we begin acquiring other businesses again as part of our strategy, such acquisitions could result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 40.8% of our total assets and exceeded shareholders' deficit by $186.1 million as of June 30, 2002. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 ceased on December 31, 2001. We will be required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses. The adoption of this accounting principle on January 1, 2002 resulted in an initial impairment charge of $73.2 million.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of June 30, 2002, we would have had to pay $4.1 million.

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

         As of June 30, 2002, the Credit Facility had an outstanding principal balance of $67.5 million at a weighted average interest rate of 8.47% per annum. Due to our interest rate collar agreement and the fact that the Term Loan has a minimum interest rate of 9.5%, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates. At June 30, 2002, the 30-day LIBOR rate was 1.84%.

         The following table shows the approximate annual increase (decrease) in interest expense given the current principal balances on all our debt if LIBOR were to increase by 1% from the levels indicated below:

                                                  Estimated
         LIBOR Rate                             Annual Impact
         -------------------------------       ---------------
                                               (in thousands)
         Less than or equal to 4.5%                ($325)

         Greater than 4.5%, less than
             or equal to 5.5%                      ($262)

         Greater than 5.5%, less than
             or equal to 5.75%                      $613

         Greater than 5.75%, less than
             or equal to 7.75%                      $425

         Greater than 7.75%                         $175


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

         On May 16, 2002, the we granted 200,000 shares of common stock to certain executives under the 2002 Senior Executive Restricted Stock Plan. The market value of our common stock at the date of issuance was $1.22 per share.

         Although not required for disclosure under this Form 10-Q, the following information relates to certain sales and other issuances of our securities during the three months ended June 30, 2002 which were registered pursuant to the Securities Act of 1933, as amended:

         On June 1, 2002, we granted options under the 2001 Stock Option Plan to two employees to purchase a total of 25,000 shares of common stock at an exercise price of $2.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 2001, the company held its annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

         1. Election of seven directors to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified.

         2. A proposal to ratify the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2002.

         A total of 20,157,304 shares of the company's common stock, par value $0.01 per share, were entitled to vote at the meeting. Of these shares, 16,022,949 shares were represented in person or by proxy at the meeting and voted as follows:

                  With respect to each of the following seven nominees for election to the Board of Directors, shares were voted as follows:

           William P. Brick - 15,995,499 for; 27,450 against, none withheld, Steven P. Rosenberg - 15,642,799 for; 380,150 against; none withheld, Richard A. Coonrod - 15,995,499 for; 27,450 against; none withheld, Robert G. Miller - 15,995,499 for; 27,450 against; none withheld, David J. Losito - 15,995,499 for; 27,450 against; none withheld,
           A.J. Lewis III - 15,642,799 for; 380,150 against; none withheld, and Jimmy C. Weaver - 15,642,799 for; 380,150 against; none withheld.

                  With respect to the appointment of Deloitte & Touche LLP as the company's independent auditors for the fiscal year ending December 31, 2002, shares were voted as follows: 15,992,523 for; 22,950 votes against; and 7,476 votes withheld.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

         The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

EXHIBIT NO.     DESCRIPTION

     10.1+ Packaged Ice, Inc. 2002 Senior Executive Restricted Stock Plan dated May 16, 2002.

     99.1+ William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2+ Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------

     +  Filed herewith.

(b)  REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACKAGED ICE, INC.


Date:  August 9, 2002               By:  /s/ WILLIAM P. BRICK
                                        ---------------------------------------
                                        William P. Brick
                                        Chief Executive Officer


Date:  August 9, 2002               By:  /s/ STEVEN J. JANUSEK
                                        ---------------------------------------
                                        Steven J. Janusek
                                        Chief Financial and Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------
     10.1+      Packaged Ice, Inc. 2002 Senior Executive Restricted Stock Plan
                dated May 16, 2002.

     99.1+      William P. Brick Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

     99.2+      Steven J. Janusek Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

-----------------------------

     +  Filed herewith.