Form 10-Q
period 2002-09-30
PACKAGED ICE INC
filed 2002-11-05
CIK 917731

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
    [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The total number of shares of common stock, par value $0.01 per share, outstanding as of November 5, 2002 was 20,357,304.



================================================================================

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
                  and December 31, 2001........................................................        3
              Condensed Consolidated Statements of Operations for the three and nine months
                  ended September 30, 2002 and 2001 (Unaudited)................................        4
              Condensed Consolidated Statement of Shareholders' Equity (Deficit) as of
                  September 30, 2002 (Unaudited)...............................................        5
              Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2002 and 2001 (Unaudited)......................................        6
              Notes to the Condensed Consolidated Financial Statements (Unaudited).............        7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations........................................................................       19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................       29

Item 4.   Controls and Procedures..............................................................       30

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................       30

Item 2.   Changes in Securities and Use of Proceeds............................................       30

Item 3.   Defaults Upon Senior Securities......................................................       30

Item 4.   Submission of Matters to a Vote of Security Holders..................................       30

Item 5.   Other Information....................................................................       30

Item 6.   Exhibits and Reports on Form 8-K.....................................................       31

SIGNATURES.....................................................................................       32

CERTIFICATIONS.................................................................................       33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                                       2002              2001
                                                                                                  --------------    --------------
                                                                                                    (UNAUDITED)
                                                                                                          (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents ................................................................   $        4,938    $       10,213
     Restricted cash ..........................................................................               --             6,700
     Accounts receivable, net .................................................................           27,113            20,358
     Inventories ..............................................................................            7,210             7,691
     Prepaid expenses .........................................................................            1,952             1,756
                                                                                                  --------------    --------------
         Total current assets .................................................................           41,213            46,718
PROPERTY AND EQUIPMENT, net ...................................................................          175,640           181,977
GOODWILL AND OTHER INTANGIBLES, net ...........................................................          155,224           232,079
OTHER ASSETS ..................................................................................               10                10
                                                                                                  --------------    --------------
TOTAL .........................................................................................   $      372,087    $      460,784
                                                                                                  ==============    ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long-term obligations .................................................   $           92    $          188
     Line of credit ...........................................................................            4,595            12,305
     Accounts payable .........................................................................           13,041            13,399
     Payable to affiliates ....................................................................                7                 4
     Accrued expenses .........................................................................           21,892            25,056
                                                                                                  --------------    --------------
         Total current liabilities ............................................................           39,627            50,952
LONG-TERM OBLIGATIONS .........................................................................          310,145           320,174
COMMITMENTS AND CONTINGENCIES .................................................................               --                --
MANDATORILY REDEEMABLE PREFERRED STOCK:
     10% Exchangeable - 383,832 shares issued and outstanding at September 30, 2002 and
         365,697 shares issued and outstanding at December 31, 2001; liquidation
         preference of $100 per share .........................................................           39,992            37,181
SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $0.01 par value, 50,000,000 shares authorized; 20,655,535 shares
         issued at September 30, 2002, and 20,438,568 shares issued at December 31, 2001 ......              207               204
     Additional paid-in capital ...............................................................          116,357           118,910
     Less:  298,231 shares of treasury stock, at cost .........................................           (1,491)           (1,491)
     Unearned compensation ....................................................................             (244)               --
     Accumulated deficit ......................................................................         (130,989)          (64,884)
     Accumulated other comprehensive loss .....................................................           (1,517)             (262)
                                                                                                  --------------    --------------
         Total shareholders' equity (deficit) .................................................          (17,677)           52,477
                                                                                                  --------------    --------------
TOTAL .........................................................................................   $      372,087    $      460,784
                                                                                                  ==============    ==============



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               ------------------------    ------------------------
                                                                  2002          2001          2002          2001
                                                               ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ...................................................   $   86,452    $   88,328    $  192,691    $  198,318
Cost of sales ..............................................       48,417        50,608       115,656       123,149
                                                               ----------    ----------    ----------    ----------
Gross profit ...............................................       38,035        37,720        77,035        75,169
Operating expenses .........................................        8,067         8,615        24,334        27,256
Depreciation and amortization expense ......................        6,006         7,716        18,887        23,221
                                                               ----------    ----------    ----------    ----------
Income from operations .....................................       23,962        21,389        33,814        24,692
Other income, net ..........................................            9            27            87            26
Gain (loss) on disposition of assets .......................       (1,577)         (236)       (1,947)          112
Gain on extinguishment of debt .............................          715            --         1,510            --
Interest expense ...........................................       (8,789)       (8,374)      (26,339)      (24,860)
                                                               ----------    ----------    ----------    ----------
Income (loss) before income taxes ..........................       14,320        12,806         7,125           (30)
Income taxes ...............................................           --            --            --            --
                                                               ----------    ----------    ----------    ----------
Net income (loss) before cumulative effect of
     change in accounting principle ........................       14,320        12,806         7,125           (30)
Cumulative effect of change in accounting principle ........           --            --       (73,230)           --
                                                               ----------    ----------    ----------    ----------
Net income (loss) before preferred dividends ...............       14,320        12,806       (66,105)          (30)
Preferred dividends ........................................         (967)         (878)       (2,809)       (2,550)
                                                               ----------    ----------    ----------    ----------
Net income (loss) available to common shareholders .........   $   13,353    $   11,928    $  (68,914)   $   (2,580)
                                                               ==========    ==========    ==========    ==========

Basic net income (loss) per share of common stock:
   Net income (loss) available to common shareholders
       before cumulative effect of change in accounting
       principle ...........................................   $     0.66    $     0.60    $     0.22    $    (0.13)
   Cumulative effect of change in accounting principle .....           --            --         (3.64)           --
                                                               ----------    ----------    ----------    ----------
   Net income (loss) available to common shareholders ......   $     0.66    $     0.60    $    (3.42)   $    (0.13)
                                                               ==========    ==========    ==========    ==========

Diluted net income (loss) per share of common stock:
   Net income (loss) available to common shareholders
       before cumulative effect of change in accounting
       principle ...........................................   $     0.64    $     0.58    $     0.22    $    (0.13)
   Cumulative effect of change in accounting principle .....           --            --         (3.64)           --
                                                               ----------    ----------    ----------    ----------
   Net income (loss) available to common shareholders ......   $     0.64    $     0.58    $    (3.42)   $    (0.13)
                                                               ==========    ==========    ==========    ==========

Weighted average common shares outstanding:
   Basic ...................................................       20,157        19,972        20,157        19,626
                                                               ==========    ==========    ==========    ==========
   Diluted .................................................       20,843        20,469        20,157        19,626
                                                               ==========    ==========    ==========    ==========



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                   COMMON STOCK
                                  --------------                                                           ACCUMULATED
                                  NUMBER          ADDITIONAL                                                  OTHER
                                    OF      PAR    PAID-IN     TREASURY      UNEARNED      ACCUMULATED    COMPREHENSIVE
                                  SHARES   VALUE   CAPITAL      STOCK      COMPENSATION      DEFICIT          LOSS          TOTAL
                                  ------   -----  ----------   --------    ------------    -----------    -------------    --------
                                                                          (IN THOUSANDS)
Balance at December 31,
   2001 .......................   20,439   $ 204   $118,910    $ (1,491)   $         --    $   (64,884)   $        (262)   $ 52,477
Issuance of common stock
   in connection with the
   2000 Employee Stock
   Purchase Plan ..............       17       1         14          --              --             --               --          15
Dividends accumulated on
   10% exchangeable
   preferred stock ............       --      --     (2,809)         --              --             --               --      (2,809)
Grant of restricted stock .....      200       2        242          --            (244)            --               --          --
Comprehensive loss:
Net loss ......................       --      --         --          --              --        (66,105)              --     (66,105)
Change in fair value of
   derivative liability .......       --      --         --          --              --             --           (1,255)     (1,255)
                                                                                                                           --------
Total comprehensive loss ......       --      --         --          --              --             --               --     (67,360)
                                  ------   -----   --------    --------    ------------    -----------    -------------    --------
Balance at September 30,
   2002 .......................   20,656   $ 207   $116,357    $ (1,491)   $       (244)   $  (130,989)   $      (1,517)   $(17,677)
                                  ======   =====   ========    ========    ============    ===========    =============    ========



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         ------------------------
                                                                            2002          2001
                                                                         ----------    ----------
                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................   $  (66,105)   $      (30)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation and amortization ...............................       18,887        23,221
         Amortization of debt discount, net ..........................           30            30
         Loss (gain) on disposition of assets ........................        1,860          (138)
         Gain on extinguishment of debt ..............................       (1,510)           --
         Fair value of employee stock options vested .................           --            75
         Cumulative effect of change in accounting principle .........       73,230            --
         Change in assets and liabilities:
              Restricted cash ........................................        6,700            --
              Accounts receivable, inventory and prepaid expenses ....       (6,611)      (11,706)
              Accounts payable and accrued expenses ..................       (4,866)        5,022
                                                                         ----------    ----------
     Net cash provided by operating activities .......................       21,615        16,474
                                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions ..............................................      (13,073)      (13,582)
     Proceeds from disposition of assets .............................        2,668         3,460
     Increase in other noncurrent assets .............................         (270)       (1,277)
                                                                         ----------    ----------
     Net cash used in investing activities ...........................      (10,675)      (11,399)
                                                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ..........................           15           701
     Borrowings from lines of credit .................................      139,477       195,857
     Repayment of lines of credit ....................................     (147,186)     (199,663)
     Repayment of debt ...............................................       (8,521)         (211)
                                                                         ----------    ----------
     Net cash used in financing activities ...........................      (16,215)       (3,316)
                                                                         ----------    ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ......................       (5,275)        1,759
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................       10,213         1,027
                                                                         ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $    4,938    $    2,786
                                                                         ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest ......................................   $   32,509    $   31,167
                                                                         ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Issuance of restricted stock ....................................   $      244    $       --
                                                                         ==========    ==========
     Initial recognition of derivative liability .....................   $       --    $    1,653
                                                                         ==========    ==========
     Change in fair value of derivative liability ....................   $    1,255    $    2,859
                                                                         ==========    ==========



            See notes to condensed consolidated financial statements.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002


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

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


3.  ACQUISITIONS

         During the three and nine months ended September 30, 2002, the Company did not acquire any additional businesses. The Company has accounted for all of its prior acquisitions using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair value at the date of the acquisitions. The excess of the aggregate purchase price over the fair market value of the net assets acquired was recorded as goodwill and other intangibles and was amortized over 40 years through December 31, 2001. As discussed in Note 2, amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. Goodwill amortization expense was $1.4 million and $4.0 million in the three and nine months ended September 30, 2001, respectively. Amortization expense of other intangible assets resulting from the Company's acquisitions was $0.3 million for the three months ended September 30, 2002 and 2001 and $1.0 million and $1.2 million for the nine months ended September 30, 2002 and 2001, respectively.

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

                                      SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                      --------------   --------------
                                             (IN THOUSANDS)
Raw materials and supplies ........   $        5,830   $        6,468
Finished goods ....................            1,380            1,223
                                      --------------   --------------
     Total ........................   $        7,210   $        7,691
                                      ==============   ==============

5. EARNINGS (LOSS) PER SHARE

         The computation of earnings (loss) per share is based on net income
(loss), after deducting the dividend requirement of preferred stock, divided by the weighted average number of shares outstanding. Options and warrants to purchase 5,039,393 and 4,895,824 shares of common stock that are outstanding but exercisable at prices above the Company's average common stock price for the three and nine months ended September 30, 2002 and 2001, respectively, have not been included in the computation of diluted net earnings (loss) per share and weighted average common shares outstanding. For the nine months ended September 30, 2002 and 2001, there are 563,405 and 492,821 shares, respectively, of anti-dilutive securities which are not included in the diluted net loss per share calculation.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               ------------------------    ------------------------
                                                                  2002          2001          2002          2001
                                                               ----------    ----------    ----------    ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings (loss) for basic and diluted computation:
   Net income (loss) before cumulative effect of
        change in accounting principle and  preferred
        dividends ..........................................   $   14,320    $   12,806    $    7,125    $      (30)
   Cumulative effect of change in accounting principle .....           --            --       (73,230)           --
   Preferred dividends .....................................         (967)         (878)       (2,809)       (2,550)
                                                               ----------    ----------    ----------    ----------
   Net income (loss) available to common shareholders ......   $   13,353    $   11,928    $  (68,914)   $   (2,580)
                                                               ==========    ==========    ==========    ==========

Basic earnings (loss) per share:
   Weighted average common shares outstanding ..............       20,157        19,972        20,157        19,626
                                                               ==========    ==========    ==========    ==========
   Net income (loss) available to common shareholders ......   $     0.66    $     0.60    $    (3.42)   $    (0.13)
                                                               ==========    ==========    ==========    ==========

Diluted earnings (loss) per share:
   Weighted average common shares outstanding ..............       20,157        19,972        20,157        19,626
   Shares issuable from assumed conversion of stock
     options and warrants ..................................          686           497            --            --
                                                               ----------    ----------    ----------    ----------
   Weighted average common shares outstanding,
     as adjusted ...........................................       20,843        20,469        20,157        19,626
                                                               ==========    ==========    ==========    ==========
   Net income (loss) available to common shareholders ......   $     0.64    $     0.58    $    (3.42)   $    (0.13)
                                                               ==========    ==========    ==========    ==========

6. LONG-TERM OBLIGATIONS

         The Company had $270 million in aggregate principal amount of 9 3/4% Senior Notes outstanding as of December 31, 2001. On each of January 30, 2002 and June 24, 2002, the Company purchased and retired 9 3/4% Senior Notes with a par value of $2.5 million. On July 30, 2002, the Company purchased and retired
9 3/4% Senior Notes with a par value of $5.0 million, for a total of $10 million through September 30, 2002. These purchases resulted in a total gain on extinguishment of debt of $1.5 million. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the "Indenture"). The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu to all senior indebtedness of the Company. The
9 3/4% Senior Notes are effectively subordinated to the Company's bank credit facility. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company's capital stock, to incur indebtedness or to create liens. The Company's 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior unsecured basis by each of the Company's current and future wholly owned subsidiaries.

         The Company has an $88 million credit facility (the "Credit Facility"), consisting of a $38 million revolving loan (the "Line of Credit") and a $50 million term loan (the "Term Loan"). At September 30, 2002, the Company had approximately $26.3 million of availability under the Line of Credit.

         Principal balances outstanding under the Line of Credit bear interest per annum, at the Company's option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. No principal payments are required until the final

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at the Company's option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At September 30, 2002, the weighted average interest rate of borrowings outstanding under the Credit Facility was 9.19%. Interest is payable monthly.

         For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the Term Loan equal to 65% of the Company's Excess Cash Flow (as defined in the Credit Facility). This principal payment is due within 10 days of delivery to the lenders of the annual audited financial statements, which may occur no later than 90 days after a fiscal year end. In accordance with the Credit Facility, the principal payment can be waived if certain conditions are met and the Company pays the Amortization Waiver Fee (as defined in the Credit Facility). Any balance outstanding under the Term Loan is due upon the final maturity date of October 31, 2004.

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

         If the Company had been required to settle the Collar Agreement as of September 30, 2002, the Company would have had to pay $5.2 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

         As of September 30, 2002, the Company had $7.1 million of standby letters of credit outstanding, primarily to secure certain insurance obligations.

         The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company's assets and the capital stock of all of the Company's significant subsidiaries. At September 30, 2002, the Company was in compliance with these covenants.

         At September 30, 2002 and December 31, 2001, long-term obligations consisted of the following:

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    2002              2001
                                                               --------------    --------------
                                                                        (IN THOUSANDS)
9 3/4% Senior Notes ........................................   $      260,000    $      270,000
Less:  Unamortized debt discount on 9 3/4% Senior Notes ....              (90)             (123)
Credit Facility - term loan ................................           50,000            50,000
Other ......................................................              327               485
                                                               --------------    --------------
Total long-term obligations ................................          310,237           320,362
Less:  Current maturities ..................................              (92)             (188)
                                                               --------------    --------------
     Long-term obligations, net ............................   $      310,145    $      320,174
                                                               ==============    ==============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


7. CAPITAL STOCK

         The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 20,357,304 shares were outstanding at September 30, 2002 and up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2002, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 383,832 shares were issued and outstanding. As of September 30, 2002, the Company had reserved shares of common stock for the exercise of stock options under its various stock option plans as follows:

o 393,700 shares reserved under the 1994 Stock Option Plan; 229,450 outstanding

o 1,000,000 shares reserved under the 1998 Stock Option Plan; 896,890 outstanding

o 900,000 shares reserved under the 2001 Stock Option Plan; 860,500 outstanding.

     As of September 30, 2002, 3,542,284 shares were reserved for issuance upon the exercise of outstanding warrants. Additionally, 500,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the "ESPP"). Through September 30, 2002, 499,809 shares had been issued under the ESPP. Contributions to the ESPP have been suspended until such time that additional shares are approved by the Company's shareholders.

     On May 16, 2002, the Company adopted the 2002 Senior Executive Restricted Stock Plan (the "Restricted Stock Plan"). Upon adoption of the Restricted Stock Plan, certain executives were granted a total of 200,000 shares of the Company's common stock. Such restricted shares are not transferable by the executive and have no voting rights. The market value of the Company's common stock at the date of issuance was $1.22 per share. The removal of the restrictions is contingent upon the Company achieving certain performance goals for the fiscal year ending December 31, 2002. As of September 30, 2002, management does not believe that the performance goals included in the Restricted Stock Plan will be met. Accordingly, no expense related the Restricted Stock Plan was recognized in the three months ended September 30, 2002 and the expense recognized in the three months ended June 30, 2002 was reversed.

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

9. SEGMENT INFORMATION

         The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory, which is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehouses, manufacturing and distribution of bottled water and the sale and leasing of ice production equipment. During 2001, the Company sold the majority of its ice production equipment leasing business and two small cold storage operations.

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


         The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, the gain or loss on disposition of assets, the gain or loss on the extinguishment of debt and the cumulative effect of changes in accounting principles ("EBITDA") and does not allocate assets by segment. Segment information for the three months ended September 30, 2002 and 2001 is as follows:

                                           THREE MONTHS ENDED            THREE MONTHS ENDED
                                           SEPTEMBER 30, 2002            SEPTEMBER 30, 2001
                                      ----------------------------   ---------------------------
                                        ICE     NON-ICE     TOTAL      ICE     NON-ICE    TOTAL
                                      -------   -------    -------   -------   -------   -------
                                                            (IN THOUSANDS)
Revenues ..........................   $81,335   $ 5,117    $86,452   $82,771   $ 5,557   $88,328
Cost of sales .....................    44,696     3,721     48,417    47,131     3,477    50,608
                                      -------   -------    -------   -------   -------   -------
Gross profit ......................    36,639     1,396     38,035    35,640     2,080    37,720
Operating expenses ................     7,441       626      8,067     7,787       828     8,615
Other income (expense), net .......        14        (5)         9        27        --        27
                                      -------   -------    -------   -------   -------   -------
     EBITDA .......................   $29,212   $   765    $29,977   $27,880   $ 1,252   $29,132
                                      =======   =======    =======   =======   =======   =======

         Segment information for the nine months ended September 30, 2002 and 2001 is as follows:

                                              NINE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30, 2002                   SEPTEMBER 30, 2001
                                      ----------------------------------   ----------------------------------
                                         ICE       NON-ICE       TOTAL        ICE       NON-ICE       TOTAL
                                      ---------   ---------    ---------   ---------   ---------    ---------
                                                                   (IN THOUSANDS)
Revenues ..........................   $ 178,104   $  14,587    $ 192,691   $ 182,154   $  16,164    $ 198,318
Cost of sales .....................     105,545      10,111      115,656     113,283       9,866      123,149
                                      ---------   ---------    ---------   ---------   ---------    ---------
Gross profit ......................      72,559       4,476       77,035      68,871       6,298       75,169
Operating expenses ................      22,490       1,844       24,334      24,673       2,583       27,256
Other income (expense), net .......          90          (3)          87          27          (1)          26
                                      ---------   ---------    ---------   ---------   ---------    ---------
     EBITDA .......................   $  50,159   $   2,629    $  52,788   $  44,225   $   3,714    $  47,939
                                      =========   =========    =========   =========   =========    =========

         Reconciliation of EBITDA to net income (loss) before preferred dividends for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                          ------------------------    ------------------------
                                                             2002          2001          2002          2001
                                                          ----------    ----------    ----------    ----------
                                                                             (IN THOUSANDS)
EBITDA ................................................   $   29,977    $   29,132    $   52,788    $   47,939
Depreciation and amortization expense .................       (6,006)       (7,716)      (18,887)      (23,221)
Gain (loss) on disposition of assets ..................       (1,577)         (236)       (1,947)          112
Gain on extinguishment of debt ........................          715            --         1,510            --
Interest expense ......................................       (8,789)       (8,374)      (26,339)      (24,860)
Income taxes ..........................................           --            --            --            --
Cumulative effect of change in accounting principle ...           --            --       (73,230)           --
                                                          ----------    ----------    ----------    ----------
     Net income (loss) before preferred dividends .....   $   14,320    $   12,806    $  (66,105)   $      (30)
                                                          ==========    ==========    ==========    ==========

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


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

         The following is the condensed consolidating balance sheet as of September 30, 2002:

                                                                            COMBINED
                                                                           SUBSIDIARY                     CONSOLIDATED
                                                             PARENT        GUARANTORS     ELIMINATIONS       TOTAL
                                                          ------------    ------------    ------------    ------------
                                                                                (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $         --    $      4,938    $         --    $      4,938
   Accounts receivable, net ...........................             --          27,113              --          27,113
   Other current assets ...............................              2           9,160              --           9,162
                                                          ------------    ------------    ------------    ------------
          Total current assets ........................              2          41,211              --          41,213
INTERCOMPANY ADVANCES .................................        434,189        (434,189)             --              --
INVESTMENT IN SUBSIDIARIES ............................        (92,467)             --          92,467              --
PROPERTY AND EQUIPMENT, net ...........................             --         175,640              --         175,640
GOODWILL AND OTHER INTANGIBLES, net ...................          5,303         149,921              --         155,224
OTHER ASSETS ..........................................             --              10              --              10
                                                          ------------    ------------    ------------    ------------
TOTAL .................................................   $    347,027    $    (67,407)   $     92,467    $    372,087
                                                          ============    ============    ============    ============

CURRENT LIABILITIES:
   Current portion of long-term obligations ...........   $         --    $         92    $         --    $         92
   Line of credit .....................................          4,595              --              --           4,595
   Accounts payable ...................................             --          13,048              --          13,048
   Accrued expenses ...................................         10,207          11,685              --          21,892
                                                          ------------    ------------    ------------    ------------
          Total current liabilities ...................         14,802          24,825              --          39,627
LONG-TERM OBLIGATIONS .................................        309,910             235              --         310,145
MANDATORILY REDEEMABLE PREFERRED
    STOCK .............................................         39,992              --              --          39,992
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock .......................................            207              --              --             207
   Additional paid-in capital .........................        116,357              24             (24)        116,357
   Less:  treasury stock, at cost .....................         (1,491)             --              --          (1,491)
   Unearned compensation ..............................           (244)             --              --            (244)
   Accumulated deficit ................................       (130,989)        (92,491)         92,491        (130,989)
   Accumulated other comprehensive loss ...............         (1,517)             --              --          (1,517)
                                                          ------------    ------------    ------------    ------------
            Total shareholders' equity (deficit) ......        (17,677)        (92,467)         92,467         (17,677)
                                                          ------------    ------------    ------------    ------------
TOTAL .................................................   $    347,027    $    (67,407)   $     92,467    $    372,087
                                                          ============    ============    ============    ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


         The following is the condensed consolidating balance sheet as of December 31, 2001:

                                                                            COMBINED
                                                                           SUBSIDIARY                     CONSOLIDATED
                                                             PARENT        GUARANTORS     ELIMINATIONS       TOTAL
                                                          ------------    ------------    ------------    ------------
                                                                                (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $         --    $     10,213    $         --    $     10,213
   Accounts receivable, net ...........................             --          20,358              --          20,358
   Other current assets ...............................          6,701           9,446              --          16,147
                                                          ------------    ------------    ------------    ------------
          Total current assets ........................          6,701          40,017              --          46,718
INTERCOMPANY ADVANCES .................................        448,441        (448,441)             --              --
INVESTMENT IN SUBSIDIARIES ............................        (25,509)             --          25,509              --
PROPERTY AND EQUIPMENT, net ...........................             --         181,977              --         181,977
GOODWILL AND OTHER INTANGIBLES, net ...................          7,350         224,729              --         232,079
OTHER ASSETS ..........................................             --              10              --              10
                                                          ------------    ------------    ------------    ------------
TOTAL .................................................   $    436,983    $     (1,708)   $     25,509    $    460,784
                                                          ============    ============    ============    ============

CURRENT LIABILITIES:
   Current portion of long-term obligations ...........   $         --    $        188    $         --    $        188
   Line of credit .....................................         12,305              --              --          12,305
   Accounts payable ...................................             --          13,403              --          13,403
   Accrued expenses ...................................         15,143           9,913              --          25,056
                                                          ------------    ------------    ------------    ------------
          Total current liabilities ...................         27,448          23,504              --          50,952
LONG-TERM OBLIGATIONS .................................        319,877             297              --         320,174
MANDATORILY REDEEMABLE PREFERRED
    STOCK .............................................         37,181              --              --          37,181
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock .......................................            204              --              --             204
   Additional paid-in capital .........................        118,910              24             (24)        118,910
   Less:  treasury stock, at cost .....................         (1,491)             --              --          (1,491)
   Accumulated deficit ................................        (64,884)        (25,533)         25,533         (64,884)
   Accumulated other comprehensive loss ...............           (262)             --              --            (262)
                                                          ------------    ------------    ------------    ------------
            Total shareholders' equity (deficit) ......         52,477         (25,509)         25,509          52,477
                                                          ------------    ------------    ------------    ------------
TOTAL .................................................   $    436,983    $     (1,708)   $     25,509    $    460,784
                                                          ============    ============    ============    ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


         The following is the condensed consolidating statement of operations for the three months ended September 30, 2002:

                                                                            COMBINED
                                                                           SUBSIDIARY                     CONSOLIDATED
                                                             PARENT        GUARANTORS     ELIMINATIONS       TOTAL
                                                          ------------    ------------    ------------    ------------
                                                                                (IN THOUSANDS)
Revenues ..............................................   $         --    $     86,452    $         --    $     86,452
Cost of sales .........................................             --          48,417              --          48,417
                                                          ------------    ------------    ------------    ------------
Gross profit ..........................................             --          38,035              --          38,035
Operating expenses ....................................             --           8,067              --           8,067
Depreciation and amortization expense .................             11           5,995              --           6,006
                                                          ------------    ------------    ------------    ------------
Income (loss) from operations .........................            (11)         23,973              --          23,962
Income from guarantor subsidiaries ....................         13,747              --         (13,747)             --
Other income, net .....................................             --               9              --               9
Loss on disposition of assets .........................             --          (1,577)             --          (1,577)
Gain on extinguishment of debt ........................            715              --              --             715
Interest expense ......................................           (131)         (8,658)             --          (8,789)
                                                          ------------    ------------    ------------    ------------
Income before income taxes ............................         14,320          13,747         (13,747)         14,320
Income taxes ..........................................             --              --              --              --
                                                          ------------    ------------    ------------    ------------
Income before cumulative effect of
      change in accounting principle ..................         14,320          13,747         (13,747)         14,320
Cumulative effect of change in accounting principle ...             --              --              --              --
                                                          ------------    ------------    ------------    ------------
Net income ............................................   $     14,320    $     13,747    $    (13,747)   $     14,320
                                                          ============    ============    ============    ============

         The following is the condensed consolidating statement of operations for the three months ended September 30, 2001:

                                                                  COMBINED
                                                                 SUBSIDIARY                     CONSOLIDATED
                                                   PARENT        GUARANTORS     ELIMINATIONS       TOTAL
                                                ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS)
Revenues ....................................   $         --    $     88,328    $         --    $     88,328
Cost of sales ...............................             --          50,608              --          50,608
                                                ------------    ------------    ------------    ------------
Gross profit ................................             --          37,720              --          37,720
Operating expenses ..........................             --           8,615              --           8,615
Depreciation and amortization expense .......              9           7,707              --           7,716
                                                ------------    ------------    ------------    ------------
Income (loss) from operations ...............             (9)         21,398              --          21,389
Income from guarantor subsidiaries ..........         12,960              --         (12,960)             --
Other income, net ...........................             --              27              --              27
Loss on disposition of assets ...............             --            (236)             --            (236)
Interest expense ............................           (145)         (8,229)             --          (8,374)
                                                ------------    ------------    ------------    ------------
Income before income taxes ..................         12,806          12,960         (12,960)         12,806
Income taxes ................................             --              --              --              --
                                                ------------    ------------    ------------    ------------
Net income ..................................   $     12,806    $     12,960    $    (12,960)   $     12,806
                                                ============    ============    ============    ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


         The following is the condensed consolidating statement of operations for the nine months ended September 30, 2002:

                                                                            COMBINED
                                                                           SUBSIDIARY                    CONSOLIDATED
                                                             PARENT        GUARANTORS     ELIMINATIONS      TOTAL
                                                          ------------    ------------    ------------   ------------
                                                                                (IN THOUSANDS)
Revenues ..............................................   $         --    $    192,691    $         --   $    192,691
Cost of sales .........................................             --         115,656              --        115,656
                                                          ------------    ------------    ------------   ------------
Gross profit ..........................................             --          77,035              --         77,035
Operating expenses ....................................             --          24,334              --         24,334
Depreciation and amortization expense .................             47          18,840              --         18,887
                                                          ------------    ------------    ------------   ------------
Income (loss) from operations .........................            (47)         33,861              --         33,814
Loss from guarantor subsidiaries ......................        (66,958)             --          66,958             --
Other income, net .....................................             --              87              --             87
Loss on disposition of assets .........................             --          (1,947)             --         (1,947)
Gain on extinguishment of debt ........................          1,510              --              --          1,510
Interest expense ......................................           (610)        (25,729)             --        (26,339)
                                                          ------------    ------------    ------------   ------------
Income (loss)  before income taxes ....................        (66,105)          6,272          66,958          7,125
Income taxes ..........................................             --              --              --             --
                                                          ------------    ------------    ------------   ------------
Income (loss) before cumulative effect of
      change in accounting principle ..................        (66,105)          6,272          66,958          7,125
Cumulative effect of change in accounting principle ...             --         (73,230)             --        (73,230)
                                                          ------------    ------------    ------------   ------------
Net loss ..............................................   $    (66,105)   $    (66,958)   $     66,958   $    (66,105)
                                                          ============    ============    ============   ============


         The following is the condensed consolidating statement of operations for the nine months ended September 30, 2001:

                                                                  COMBINED
                                                                 SUBSIDIARY                     CONSOLIDATED
                                                   PARENT        GUARANTORS     ELIMINATIONS       TOTAL
                                                ------------    ------------    ------------    ------------
                                                                       (IN THOUSANDS)
Revenues ....................................   $         --    $    198,318    $         --    $    198,318
Cost of sales ...............................             --         123,149              --         123,149
                                                ------------    ------------    ------------    ------------
Gross profit ................................             --          75,169              --          75,169
Operating expenses ..........................             --          27,256              --          27,256
Depreciation and amortization expense .......             29          23,192              --          23,221
                                                ------------    ------------    ------------    ------------
Income (loss) from operations ...............            (29)         24,721              --          24,692
Income from guarantor subsidiaries ..........            469              --            (469)             --
Other income, net ...........................             --              26              --              26
Gain on disposition of assets ...............             --             112              --             112
Interest expense ............................           (470)        (24,390)             --         (24,860)
                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes ...........            (30)            469            (469)            (30)
Income taxes ................................             --              --              --              --
                                                ------------    ------------    ------------    ------------
Net income (loss) ...........................   $        (30)   $        469    $       (469)   $        (30)
                                                ============    ============    ============    ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


         The following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2002:

                                                                                      COMBINED
                                                                                     SUBSIDIARY                     CONSOLIDATED
                                                                       PARENT        GUARANTORS     ELIMINATIONS       TOTAL
                                                                    ------------    ------------    ------------    ------------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................................   $    (66,105)   $    (66,958)   $     66,958    $    (66,105)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization ...........................             47          18,840              --          18,887
        Amortization of debt discount ...........................             30              --              --              30
        Loss on disposition of assets ...........................             --           1,860              --           1,860
        Gain on extinguishment of debt ..........................         (1,510)             --              --          (1,510)
        Cumulative effect of change in accounting
               principle ........................................             --          73,230                          73,230
        Loss from guarantor subsidiaries ........................         66,958              --         (66,958)             --
        Change in assets and liabilities:
             Restricted cash ....................................          6,700              --              --           6,700
             Accounts receivable, inventories and prepaid
                   expenses .....................................             --          (6,611)             --          (6,611)
             Intercompany advances ..............................         16,223         (16,223)             --              --
             Accounts payable and accrued expenses ..............         (6,191)          1,325              --          (4,866)
                                                                    ------------    ------------    ------------    ------------
     Net cash provided by operating activities ..................         16,152           5,463              --          21,615
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions .............................             --         (13,073)             --         (13,073)
   Proceeds from disposition of property and equipment ..........             --           2,668              --           2,668
   Increase in other noncurrent assets ..........................            (95)           (175)             --            (270)
                                                                    ------------    ------------    ------------    ------------
      Net cash used in investing activities .....................            (95)        (10,580)             --         (10,675)
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .......................             15              --              --              15
   Borrowings from line of credit ...............................        139,477              --              --         139,477
   Repayment of line of credit ..................................       (147,186)             --              --        (147,186)
   Repayment of long-term obligations ...........................         (8,363)           (158)             --          (8,521)
                                                                    ------------    ------------    ------------    ------------
   Net cash used in financing activities ........................        (16,057)           (158)             --         (16,215)
                                                                    ------------    ------------    ------------    ------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS ............................................             --          (5,275)             --          (5,275)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD ..........................................             --          10,213              --          10,213
                                                                    ------------    ------------    ------------    ------------
   END OF PERIOD ................................................   $         --    $      4,938    $         --    $      4,938
                                                                    ============    ============    ============    ============

                       PACKAGED ICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)


         The following is the condensed consolidating statement of cash flows for the nine months ended September 30, 2001:

                                                                                      COMBINED
                                                                                     SUBSIDIARY                     CONSOLIDATED
                                                                       PARENT        GUARANTORS     ELIMINATIONS       TOTAL
                                                                    ------------    ------------    ------------    ------------
                                                                                           (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................   $        (30)   $        469    $       (469)   $        (30)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization ...........................             29          23,192              --          23,221
        Amortization of debt discount ...........................             30              --              --              30
        Gain on disposition of assets ...........................             --            (138)             --            (138)
        Fair value of employee stock options vested .............             75              --              --              75
        Income from guarantor subsidiaries ......................           (469)             --             469              --
        Change in assets and liabilities:
             Accounts receivable, inventories and prepaid
                   expenses .....................................         (7,982)         (3,724)             --         (11,706)
             Intercompany advances ..............................         11,508         (11,508)             --              --
             Accounts payable and accrued expenses ..............             --           5,022              --           5,022
                                                                    ------------    ------------    ------------    ------------
     Net cash provided by operating activities ..................          3,161          13,313              --          16,474
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions .............................             --         (13,582)             --         (13,582)
   Proceeds from disposition of property and equipment ..........             --           3,460              --           3,460
   Additions to other noncurrent assets .........................           (107)         (1,170)             --          (1,277)
                                                                    ------------    ------------    ------------    ------------
      Net cash used in investing activities .....................           (107)        (11,292)             --         (11,399)
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .......................            701              --              --             701
   Borrowings from line of credit ...............................        195,857              --              --         195,857
   Repayment of line of credit ..................................       (199,663)             --              --        (199,663)
   Repayment of long-term obligations ...........................             --            (211)             --            (211)
                                                                    ------------    ------------    ------------    ------------
      Net cash used in financing activities .....................         (3,105)           (211)             --          (3,316)
                                                                    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ............................................            (51)          1,810              --           1,759
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD ..........................................             51             976              --           1,027
                                                                    ------------    ------------    ------------    ------------
   END OF PERIOD ................................................   $         --    $      2,786    $         --    $      2,786
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

         o    competitive practices in our industry;

         o    availability of capital sources; and

         o    risks associated with acquisitions.

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

GENERAL

         Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves over 73,000 customer locations in 31 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, we have completed 84 acquisitions of traditional ice companies, principally in the southern half of the United States. These acquisitions have enabled us to enter new geographic regions, increase our presence in established markets, gain additional production capacity, realize cost savings from economies of scale and leverage the acquired companies' relationships with grocery and convenience store customers. Our acquisition pace significantly slowed starting in late 1999, and has subsequently stopped with the exception of a few small tuck-in acquisitions, which are acquisitions intended to add incremental production and/or distribution capabilities in an established market. We generally do not anticipate any significant acquisition activity in the near future, but may continue to evaluate such opportunities as they become available. We currently are focused on increasing profitability and strengthening our balance sheet through debt reduction.

         We operate in two business segments - ice products and non-ice products and operations. Ice products accounted for approximately 91% of revenues in 2001 and 92% of revenues for the nine months ended September 30, 2002. Ice products consist of the following two activities:

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

         At September 30, 2002, we owned or operated 50 ice manufacturing plants, 49 distribution centers, seven refrigerated warehouses, one bottled-water manufacturing facility and had an installed base of 2,964 Ice Factories.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues: Revenues decreased $1.8 million, from $88.3 million for the three months ended September 30, 2001 to $86.5 million for the three months ended September 30, 2002. Revenues decreased $1.4 million in our ice segment as a result of the sale of our traditional ice business in California in December 2001, offset by increased volume sales and higher average sales prices in our remaining markets. Volume increases were primarily due to two factors: 1) more favorable weather in the three months ended September 30, 2002 as compared to the same period last year, especially in our Mid-Atlantic markets, and 2) the effects of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001, which were not present in the current year. The attacks of September 2001 caused the cancellation of many special events and a reduction in recreational activity across the country, which had a negative impact on volume sales. Non-ice revenues decreased $0.4 million, due to reduced activity in our bottled water business, the sale of our ice production equipment sales and leasing business and two cold storage facilities in 2001, offset by increased activity in our remaining cold storage operations.

         Cost of Sales: Cost of sales decreased $2.2 million, from $50.6 million for the three months ended September 30, 2001 to $48.4 million for the three months ended September 30, 2002. This decrease primarily resulted from the sale of our traditional ice business in California in December 2001, offset by increases related to higher sales in our remaining markets and increased electricity costs. As a percentage of revenues, cost of sales was 57.3% for the three months ended September 30, 2001 and 56.0% for the three months ended September 30, 2002.

         Gross Profit: Gross profit increased $0.3 million, from $37.7 million for the three months ended September 30, 2001 to $38.0 million for the three months ended September 30, 2002. Gross profit in our ice operations increased $1.0 million, due to increased sales in our non-California markets and more efficient operations in our traditional ice plants, offset by increased electricity costs. Gross profit in our non-ice operations decreased $0.7 million due to increased labor costs in our cold storage operations. As a percentage of revenues, gross profit was 42.7% for the three months ended September 30, 2001 and 44.0% for the three months ended September 30, 2002.

         Operating Expenses: Operating expenses decreased $0.5 million, from $8.6 million for the three months ended September 30, 2001 to $8.1 million for the three months ended September 30, 2002. This decrease resulted from a decrease in labor and benefits due to consolidation of administrative functions and headcount reductions during the first nine months of 2001 and the sale of our traditional ice business in California in December 2001. There were no similar costs in the current year. As a percentage of revenues, operating expenses decreased from 9.8% for the three months ended September 30, 2001 to 9.3% for the three months ended September 30, 2002

         Depreciation and Amortization: Depreciation and amortization decreased $1.7 million, from $7.7 million for the three months ended September 30, 2001 to $6.0 million for the three months ended September 30, 2002. This decrease was due to (1) dispositions of fixed assets over the last twelve months and (2) the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Offsetting this decrease in expense is additional depreciation expense related to property additions since September 30, 2001. As a percentage of revenues, depreciation and amortization decreased from 8.7% for the three months ended September 30, 2001 to 6.9% for the three months ended September 30, 2002.

         Gain (Loss) on Disposition of Assets: During the three months ended September 30, 2002, we sold certain non-core assets, including several pieces of real estate for a net loss of $1.6 million. During the three months ended September 30, 2001, we sold certain non-core assets, including several pieces of real estate and one cold storage facility for a net loss of $0.2 million.

         Gain on Extinguishment of Debt: During the three months ended September 30, 2002, we purchased and retired 9 3/4% Senior Notes with a total par value of $5.0 million, which resulted in a gain on extinguishment of debt of $0.7 million.

         Interest Expense: Interest expense increased $0.4 million, from $8.4 million for the three months ended September 30, 2001 to $8.8 million for the three months ended September 30, 2002. As a percentage of revenues, interest expense increased from 9.5% for the three months ended September 30, 2001 to 10.2% for the three months ended September 30, 2002. The dollar increase in interest expense was due to higher payments under our interest rate swap agreement and a higher average interest rate on the term loan included in our amended Credit Facility, offset by lower average borrowings and lower interest rates on the revolving loan under our Credit Facility and lower outstanding balances of our 9 3/4% Senior Notes.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues: Revenues decreased $5.6 million, from $198.3 million for the nine months ended September 30, 2001 to $192.7 million for the nine months ended September 30, 2002. Revenues decreased $4.0 million in our ice segment as a result of the sale of our traditional ice business in California in December 2001, offset by increased volume sales and higher average sales prices in our remaining markets. Increased volumes are due to better weather conditions around the country and the recovery from the effects of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001. Revenues in our non-ice operations decreased $1.6 million for the nine months ended September 30, 2002 compared with the same period in 2001, primarily due to an increase in business at our Virginia cold storage plants, offset by the sale of several non-core operations (including our ice production equipment sales and leasing business and two small cold storage operations) during 2001.

         Cost of Sales: Cost of sales decreased $7.4 million, from $123.1 million for the nine months ended September 30, 2001 to $115.7 million for the nine months ended September 30, 2002. As a percentage of revenues, cost of sales decreased from 62.1% for the nine months ended September 30, 2001 to 60.0% for the nine months ended September 30, 2002. This decrease primarily resulted from the sale of our traditional ice operations in California, offset by increases in electricity and insurance costs.

         Gross Profit: Gross profit increased $1.8 million, from $75.2 million for the nine months ended September 30, 2001 to $77.0 million for the nine months ended September 30, 2002. As a percentage of revenues, gross profit increased from 37.9% for the nine months ended September 30, 2001 to 40.0% for the nine months ended September 30, 2002. These increases were the result increased operating efficiencies in our plants, higher average sales prices and the sale of our traditional ice business in California, which generated lower gross profit margins than our other markets.

         Operating Expenses: Operating expenses decreased $3.0 million, from $27.3 million for the nine months ended September 30, 2001 to $24.3 million for the nine months ended September 30, 2002. This decrease resulted from a decrease in labor and benefits due to consolidation of administrative functions and headcount reductions during the first nine months of 2001 and the sale of our traditional ice business in California in December 2001. As a percentage of revenues, operating expenses decreased from 13.7% for the nine months ended September 30, 2001 to 12.6% for the nine months ended September 30, 2002. This decrease was due to greater efficiencies as our current period general and administrative expenses were reduced at a greater rate than sales decreased from the nine months ended September 30, 2001.

         Depreciation and Amortization: Depreciation and amortization decreased $4.3 million, from $23.2 million for the nine months ended September 30, 2001 to $18.9 million for the nine months ended September 30, 2002. As a percentage of revenues, depreciation and amortization decreased from 11.7% for the nine months ended September 30, 2001 to 9.8% for the nine months ended September 30, 2002. This decrease was primarily due to (1) dispositions of fixed assets over the last twelve months and (2) the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Offsetting this decrease in expense is additional depreciation expense related to property additions since September 30, 2001.

         Gain (Loss) on Disposition of Assets: During the nine months ended September 30, 2002, we sold certain non-core assets, including several pieces of real estate, for a net loss of $1.9 million. During the nine months ended September 30, 2001, we sold certain non-core assets, including several pieces of real estate, substantially all of our ice production equipment sales and leasing business and one cold storage facility for a net gain of $0.1 million.

         Gain on Extinguishment of Debt: During the nine months ended September 30, 2002, we purchased and retired 9 3/4% Senior Notes with a total par value of $10.0 million, which resulted in a gain on extinguishment of debt of $1.5 million.

         Interest Expense: Interest expense increased $1.4 million, from $24.9 million for the nine months ended September 30, 2001 to $26.3 million for the nine months ended September 30, 2002. As a percentage of revenues, interest expense increased from 12.5% for the nine month periods ending September 30, 2001 to 13.7% for the nine months ended September 30, 2002. The dollar increase in interest expense was due to higher payments under our interest rate swap agreement and a higher average interest rate on the term loan included in our amended Credit Facility, offset by lower average borrowings and lower interest rates on the revolving loan under our Credit Facility and lower outstanding balances of our 9 3/4% Senior Notes.

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

         During May 2002, we resolved all outstanding issues relating to the energy alliance agreement we had with a third party that had filed for bankruptcy in December 2001. In connection with this settlement, we purchased certain fixed assets from the third party. As a result of this settlement, we estimate that our capital expenditures for 2002 will total approximately $14.0 to $14.5 million, which will primarily be used to maintain and expand our traditional ice operations. Through September 30, 2002, we had spent $13.1 million or over 90% of our estimated annual total. There can be no assurance that capital expenditures will not exceed this estimate.

         We initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000 and early 2001. Beginning in the second quarter of 2001, we stopped using operating leases for our Ice Factory installations. Our current annual obligation under these operating leases is approximately $4 million. During 2001, we began a program to redeploy certain machines from locations that generate relatively low profit margins to locations that we anticipate will generate higher margins. We anticipate the continuation of that program throughout 2002. During 2001, we placed 235 new machines, net of removals, and do not expect substantial machine additions, net of removals, in 2002. Any capital expenditures associated with the redeployment program or the placement of new machines are contained within our 2002 capital expenditure plan of $14.0 million to $14.5 million.

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

         In the first nine months of 2002, we experienced a loss and generated positive cash flows from operations in the amount of $21.6 million. At September 30, 2002, we had net working capital of approximately $1.6 million (surplus of $6.2 million exclusive of the line of credit) and had approximately $26.3 million available under our revolving credit facility. Our business is highly seasonal. Although we have experienced a significant increase in positive cash flow from operations, we have reported, and may in the future, report negative cash flows during the first and fourth quarters when the weather is generally cooler. We believe, however, that our overall treasury management of cash on hand and available borrowings under our credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements, and satisfy working capital and general corporate needs.

         At September 30, 2002, we had approximately $314.8 million of total debt outstanding as follows:

o    $260.0 million of 9 3/4% senior notes due 2005;

o    $54.6 million outstanding under our credit facility; and

o    $0.2 million of other debt, net of debt discount.

         We have an $88 million senior credit facility (the "Credit Facility"), consisting of a $38 million line of credit (the "Line of Credit") and a $50 million term loan (the "Term Loan").

         Principal balances outstanding under the Line of Credit bear interest per annum, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. The outstanding balance of the Line of Credit was $4.6 million at September 30, 2002 and was classified as a current liability because of our intention to use the Line of Credit to fund our working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At September 30, 2002, the weighted average interest rate of borrowings outstanding under the Credit Facility was 9.19%. Interest is payable monthly.

         For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the Term Loan equal to 65% of our Excess Cash Flow (as defined in the Credit Facility). This principal payment is due within 10 days of delivery to the lenders of the annual audited financial statements, which may occur no later than 90 days after a fiscal year end. In accordance with the Credit Facility, we have the option of not making the principal payment otherwise required if certain conditions are met and we pay the lenders a fee, the calculation of which is defined in the Credit Facility. Any balances outstanding under the Term Loan are due October 31, 2004.

At this time, we anticipate exercising our option to not make the principal payment for 2002. We estimate that the related fee will be approximately $0.3 to $0.4 million, and will be paid in March or April of 2003. The fee will be reflected in our 2002 results of operations.

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

         The borrowing base under the Line of Credit is comprised of eligible accounts receivable and eligible equipment and in addition, from January 28 to July 31 of each calendar year, a $10 million seasonal overadvance. As of November 4, 2002, our availability under the Line of Credit was approximately $27 million. We anticipate that our availability plus available cash balances will continue to grow throughout the fourth quarter of 2002. We expect this increased availability plus cash balances as the result of higher cash flows from operations associated with the seasonality of our business and lower capital expenditures.

         On each of January 30, 2002 and June 24, 2002, we purchased and retired 9 3/4% Senior Notes with a par value of $2.5 million. On July 30, 2002, we purchased and retired 9 3/4% Senior Notes with a par value of $5.0 million, for a total of $10 million through September 30, 2002. These purchases resulted in a total gain on extinguishment of debt of $1.5 million. As we generate cash over the remainder of 2002, we will continue to evaluate our options regarding the deployment of any cash flow in excess of the amount we feel will be needed to operate our business through the spring of 2003. Options for deploying excess cash flow include additional purchases of our 9 3/4% senior notes on the open market, additional capital expenditures and acquisitions.

         At September 30, 2002, we had $7.1 million of standby letters of credit outstanding, primarily to secure certain insurance obligations. In the future, we may be required to increase our letters of credit due to new insurance policies and electricity supply contracts.

         During 1999 and continuing into 2000, the pace of our acquisition activities slowed significantly and has subsequently ceased with the exception of one small tuck-in acquisition completed in 2001. The decreased acquisition activity is generally due to the decline in the price of our common stock from the time of our initial public offering in January 1999. In 1999, in connection with possible future acquisitions, we filed an "acquisition shelf" registration statement to register the sale of up to five million shares of common stock of which 3,953,780 remain unissued as of September 30, 2002. Although we do not expect to continue to acquire traditional ice companies during 2002 and 2003, we may continue to look at acquisition opportunities as they become available in certain circumstances.

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

         We have financed many of our acquisitions through the issuance of debt, and consequently, we have substantial debt service requirements. At September 30, 2002, our total indebtedness was $314.8 million. Our high level of debt could have important consequences to us, including the following:

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

         OUR FAILURE TO SUCCESSFULLY COMPETE COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS.

         Our businesses are highly competitive. We have many competitors in each of our product, service and geographic markets. Competition in our businesses is based primarily on price and service. If we fail to successfully compete against our competitors, our business will be adversely affected. Winning new customers is important to our future growth, as the overall demand for ice tends to be relatively flat. There are low barriers to entry in the ice industry and we could be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets. We could also be adversely affected if our larger grocery or convenience store customers decide to manufacture their own ice.

         THE SEASONAL NATURE OF THE ICE BUSINESS RESULTS IN LOWER PROFITS, AND EVEN LOSSES, IN THE FIRST AND FOURTH CALENDAR QUARTERS OF THE YEAR.

          We experience seasonal fluctuations in our sales and profitability with a disproportionate amount of our sales and a majority of our net income typically realized in the second and third calendar quarters when the weather is generally warmer. As a result of these seasonal revenue declines and the lack of a corresponding decrease in expenses during the first and fourth calendar quarters, we will likely experience lower profit margins and possibly even losses during these periods. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations during these periods may fluctuate significantly if the weather is unusually cool or rainy.

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

         As of September 30, 2002, we had an accumulated deficit of $131.0 million and total shareholders' deficit of $17.7 million. We cannot guarantee that we will be profitable in the future.

         INCREASES IN THE PRICES OF ELECTRICITY, CERTAIN RAW MATERIALS AND OTHER REQUIRED EXPENSES COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

         We use substantial amounts of electricity in connection with our manufacturing process. Over the last three years, we had fixed this cost at rates that were generally lower than market rates by entering into a supply and management agreement with a third party. On December 2, 2001, that third party filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, thereby breaching its agreement with us. Since that time, we have been paying market rates for electricity that are higher than those under the supply agreement. Through the first nine months of 2002, our electricity costs were $1.9 million higher than the same period in 2001. We anticipate that the annual impact of these higher rates will approximate $2 million. Further increases in market rates could potentially have an adverse impact on our operations.

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

         WE MAY NOT HAVE THE ABILITY TO PURCHASE THE 9 3/4% SENIOR NOTES IN THE EVENT OF A CHANGE OF CONTROL.

         As of September 30, 2002, the majority of our debt consisted of $260.0 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the purchase of the 9 3/4% senior notes if the holders require such a purchase. This could result in a default under other debt agreements, including our Credit Facility.

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

         ACQUISITIONS MAY RESULT IN THE RECORDING OF GOODWILL AND OTHER INTANGIBLES ASSETS, AND MAY HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS.

         Although we currently have no plans to do so, if we begin acquiring other businesses again as part of our strategy, such acquisitions could result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 41.7% of our total assets and exceeded shareholders' deficit by $172.9 million as of September 30, 2002. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 ceased on December 31, 2001. We will be required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses. The adoption of this accounting principle on January 1, 2002 resulted in an initial impairment charge of $73.2 million.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

         On November 28, 2000, we entered into an interest rate collar agreement (the "Collar Agreement"). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of September 30, 2002, we would have had to pay $5.2 million.

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

         As of September 30, 2002, the Credit Facility had an outstanding principal balance of $54.6 million at a weighted average interest rate of 9.19% per annum. Due to our interest rate collar agreement and the fact that the Term Loan has a minimum interest rate of 9.5%, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates. At September 30, 2002, the 30-day LIBOR rate was 1.82%.

         The following table shows the approximate annual increase (decrease) in interest expense given the current principal balances of all our debt if LIBOR were to increase by 1% from the levels indicated below:

                                  Estimated
LIBOR Rate                      Annual Impact
----------                      -------------
                                (in thousands)
Less than or equal to 4.5%          $ (454)

Greater than 4.5%, less than
    or equal to 5.5%                $ (392)

Greater than 5.5%, less than
    or equal to 5.75%               $  483

Greater than 5.75%, less than
    or equal to 7.75%               $  296

Greater than 7.75%                  $   46


ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information that is required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 1, 2002, we elected to pay in kind dividends on our 10% exchangeable preferred stock, which totaled 19,349 shares of 10% exchangeable preferred stock and warrants to purchase 148,841 shares of common stock at $13.00 per share.


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

EXHIBIT NO.                              DESCRIPTION

     99.1+ William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2+ Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

+  Filed herewith.

(b) REPORTS ON FORM 8-K:

         Packaged Ice, Inc. filed a report on Form 8-K with the Securities & Exchange Commission on September 5, 2002, which reported the resignation of one of the Company's directors and the appointment of a new director.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PACKAGED ICE, INC.


Date: November 5, 2002                 By:  /s/ WILLIAM P. BRICK
                                            ------------------------------------
                                            William P. Brick
                                            Chief Executive Officer


Date: November 5, 2002                 By:  /s/ STEVEN J. JANUSEK
                                            ------------------------------------
                                            Steven J. Janusek
                                            Chief Financial and Accounting
                                            Officer

CERTIFICATION UNDER THE EXCHANGE ACT RULES

I , William P. Brick, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Packaged Ice, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002
                                       /s/ WILLIAM P. BRICK
                                       -----------------------------------------
                                       William P. Brick, Chief Executive Officer

CERTIFICATION UNDER THE EXCHANGE ACT RULES

I , Steven J. Janusek, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Packaged Ice, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002
                                      /s/ STEVEN J. JANUSEK
                                      ------------------------------------------
                                      Steven J. Janusek, Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
     99.1+      William P. Brick Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

     99.2+      Steven J. Janusek Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.


----------

+  Filed herewith.