Form 10-K
period 2002-12-31
PACKAGED ICE INC
filed 2003-03-20
CIK 917731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2002

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

(214) 526-6740
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:
Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $17.4 million as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter. The total number of shares of common stock, par value $0.01 per share, outstanding as of March 11, 2003 was 20,157,304.

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

PACKAGED ICE, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1. Business

General

     Packaged Ice, Inc. is the largest manufacturer and distributor of packaged ice in the United States and currently serves approximately 73,000 customer locations in 31 states and the District of Columbia. We have grown significantly since our incorporation in 1990, primarily through the implementation of a consolidation strategy within the highly fragmented packaged ice industry. Since April 1997, we have acquired 84 traditional ice companies, principally in the southern half of the United States. We are currently focused on increasing profitability and strengthening our balance sheet through operating improvements and leverage reduction. Revenue enhancements, expense control and selective acquisitions are an important part of this strategy.

     We operate in two business segments: ice products and non-ice products and operations. Ice products accounted for approximately 92%, 91%, and 92% of revenues in 2002, 2001 and 2000, respectively, and consist of the following two activities:

•	the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

•	the installation of Ice Factories, our proprietary machines that produce, package, store and merchandise ice at the point of sale through an automated, self-contained system.

     Our other business segment, non-ice products and operations, consists of refrigerated warehousing, the manufacturing and sale of bottled water and the sale and leasing of ice production equipment. We sold the majority of our ice production equipment sale and leasing business in the second quarter of 2001.

     At December 31, 2002, we owned or leased 50 ice manufacturing plants, 49 distribution centers, seven refrigerated warehouses and one bottled water plant. Including an installed base of 2,982 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 14,425 tons of ice per day.

     For a discussion of financial results by segment, including segment revenues from external customers, a measure of profit or loss and total assets, see “Notes to Consolidated Financial Statements,” Note 12.

Business Strategy

     Our business strategy is to strengthen our position as the leading packaged ice company in the United States. We plan to increase profitability through a combination of debt reduction, margin growth through revenue enhancements, cost savings, selective acquisitions, additional Ice Factory placements and new Ice Factory management agreements. We believe that our size, national scope, industry experience and proprietary Ice Factory give us significant competitive advantages in pursuing our business strategy. These advantages have enabled us to develop an efficient regional production and distribution network and to service national accounts through an expanded geographic presence. As a result, we believe that we compete effectively with smaller, local packaged ice companies and offer self-manufacturers attractive options for ice supply.

The Ice Industry and Traditional Ice Manufacturing

     The packaged ice industry is highly fragmented and is led by Packaged Ice and several regional, multi-facility competitors. In addition, the industry includes numerous local and regional companies of varying size and competitive resources. We believe that most ice manufacturers have annual revenues less than $1 million. Traditional ice manufacturers produce and package ice at centrally located facilities and normally distribute within a limited radius of approximately 100 miles from the point of production. Due to high product transportation and storage costs, the ice business has historically been a regional service business. As a result of geographic constraints, success in the ice business depends upon an efficient manufacturing and distribution system with high-density customer distribution routes in a region, high customer concentration within a market area and the ability to ensure prompt and reliable delivery during peak seasonal months. We believe that our consolidation of traditional ice manufacturers within a geographic region provides efficiencies in manufacturing and distribution largely due to higher density of customer sites and the flexibility to shift production among our manufacturing plants within a region. These efficiencies provide us with an advantage over our competitors.

     We believe that a significant amount of packaged ice is produced locally at retail locations by self-manufacturers. These retailers typically bag ice manually from standard ice machines used in connection with fountain dispensing and beverage displays and utilize in-house labor. During peak consumption periods, these retailers purchase backup ice from traditional ice manufacturers. The more locations a retailer has, the less likely a retailer is to be a self-manufacturer. Self-manufacturers have increased liability risks as compared to retailers who purchase ice from traditional ice companies. We provide retailers many advantages over self-manufacturers including significant liability insurance, ice merchandisers (small cold storage boxes) and industry approved sanitation procedures.

     Certain regional grocery chains or divisions of national grocery chains also self-manufacture ice at central manufacturing plants for densely concentrated selling regions. Generally, there are not any external sales from these manufacturing plants. Over the past several years, we have been successful in either purchasing or assuming control of many of these plants. This success is due to the trend that as the grocery industry continues to consolidate, purchasing is done more through national contracts, the fact that the grocery industry is more sophisticated in its capital allocation considerations and the availability of the Ice Factory.

     We believe that packaged ice products are purchased as needed by consumers and that such purchases are relatively insensitive to price due principally to the low cost of the product and the absence of substitute products. The majority of ice purchased is used as a refrigerant and is generally not consumed. The industry is highly seasonal, characterized by peak demand occurring during the warmer months of May through September, with an extended selling season occurring in the southern United States. Organic growth in the packaged ice industry is widely believed to track population growth, although on a year-to-year basis, weather has a more significant impact on demand. We believe that our geographic diversification helps mitigate the potential adverse impact of abnormal weather patterns in any particular market. National weather patterns resulting in prolonged cold and rainy weather would adversely impact our results of operations.

The Ice Factory

     THE ICE FACTORY® is an automated system that is capable of producing and packaging 240 bags of ice per day. Our average system, excluding the systems under management agreements, produced approximately 18,000 bags in 2002. It is most frequently used in high volume supermarkets and other commercial locations, such as construction staging areas and large manufacturing plants. The placement of the Ice Factory at customer locations is based upon a thorough review of each site, which primarily focuses on historical ice sales at the site. Also included in the site review is an analysis of the surrounding trade area, the level of overall retail activity, the level of direct competition and the proximity of the site to other Ice Factories. Upon completion of this review, a determination is made as to the viability of the location and whether single or multiple machines are required at the time of initial installation. We own or lease the machines from third parties and charge our customers for empty bags purchased and delivered. We generally pay for all installation and maintenance costs, while the retailer provides and pays for the cost of utilities. Slightly over 9% of our 2002 packaged ice volume (on a seven-pound equivalent basis and excluding management agreements) was sold through Ice Factories.

     In late 2001, we began entering into management agreements with certain other traditional ice manufacturers. Under these agreements, the manufacturer agrees to operate and maintain the Ice Factories in good working order as well as provide certain billing and collection services to the Ice Factory customers. We retain all the ownership expenses associated with the Ice Factories including property taxes, lease payments and depreciation. Through March 11, 2003, we have entered into four such agreements in California, Oregon, Washington and Idaho representing approximately 800 Ice Factories (out of our total of 2,982). We view these agreements as an opportunity to further utilize the Ice Factory technology and build relationships with traditional ice manufacturers in new markets. We will evaluate opportunities for additional agreements as they arise.

     The Ice Factory, when combined with traditional delivery methods, provides us and our strategic partners with numerous advantages over companies with only traditional ice manufacturing and delivery. Some of these advantages include:

•	a flexible delivery system designed to supply high volume locations and capable of cost-effectively servicing a market in excess of 100 miles from traditional ice manufacturing facilities;

•	the ability to distribute ice production between our traditional ice facilities and our Ice Factories as well as satisfy seasonal peak demand at stores with Ice Factories; and

•	reduced production costs (the customer pays for electricity and water), storage costs and distribution costs.

     An Ice Factory typically consists of one or more standard ice makers, an ice merchandiser built to our specifications and a bagging machine. A Texas company manufactures the bagging component, the heart of the Ice Factory, under an exclusive original equipment manufacturing agreement. To guard against ice, the Ice Factory has been engineered to meet all National Sanitation Foundation specifications for ice production, contains a patented automatic sanitizing system and is Underwriters’ Laboratory approved. We have obtained patents on certain of the technologies used in the bagging component of the Ice Factory and have trademarked the name “The Ice Factory.” We believe that our patents cover all material patentable technology currently being used in the bagging device.

Distribution

     Due to high product transportation and shipping costs, the ice business has historically been a regional service business in which manufacturers produce and package ice at centrally located facilities and distribute to a limited market radius of approximately 100 miles. Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, we focus on maintaining an efficient service, distribution and pricing system in each of our markets. We deliver ice through both traditional distribution methods and the on-site Ice Factory system. We believe that this unique combination of distribution platforms enables us to distribute ice production efficiently between our traditional ice facilities and our Ice Factories and to supplement Ice Factory production during seasonal peak demand.

     Traditional Distribution. We produce and bag ice at centrally located manufacturing facilities and subsequently store the ice or sell it through several distribution channels. These distribution channels include selling ice to warehouse customers who then in turn deliver ice to their retail locations through their own distribution network, delivering pallet quantities to retail locations at their back door or through direct store delivery where our delivery personnel stack ice directly in the ice merchandiser units. We also sell ice to wholesale distributors, who resell the ice to retail and other customers. Distributors also deliver ice on our behalf to certain of our customers. To store ice inventory, we own or rent appropriate freezer space. During the peak summer months, we may lease additional trucks and purchase additional ice from other producers to maintain high service levels and customer goodwill.

     We currently serve approximately 70,000 customer locations, principally through the use of our company owned ice merchandisers that are installed at most customer locations. Our growth has allowed us to develop an efficient production and distribution network by providing us with customer density, additional production capacity and dedicated distribution centers. The increased customer density has improved routing efficiencies and reduced our transportation costs, which represent our largest cost component. In addition, the acquisition of additional production capacity in selected markets has allowed us to avoid “out of ice” situations and related lost sales during peak periods. Further, by acquiring dedicated distribution centers and associated storage facilities, we have reduced our storage costs.

     Ice Factory. By producing and bagging ice at the customer’s location, the Ice Factory reduces our distribution, labor and energy costs because retailers provide and pay for the cost of utilities. Transportation costs, which are the most significant costs of traditional ice delivery, are also eliminated by on-site production. As a result of these cost savings, we believe that the Ice Factory provides us with operating efficiencies in high volume locations compared to traditional ice delivery.

     We believe that providing frequent, regular and reliable service and support to our customers is one of the most important elements in operating our Ice Factory network. We have a routine route servicing system, which utilizes trained service representatives to perform the regularly scheduled service procedures and maintain toll-free telephone support for responding to customer calls regarding repairs and maintenance.

Ice Products

     We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice™ brand name. We produce our ice in cube, half-moon, cylindrical, crushed and block forms to satisfy customer demands. Our primary ice product is packaged in small bags (primarily seven pounds), which we sell principally to convenience stores and supermarkets. We also sell significant amounts of medium bags (16 to 20 pounds) and 10 pound block bags to the same convenience stores and supermarkets. We sell ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, we sell block ice in 10, 25 and 300 pound sizes to commercial, agricultural and industrial customers.

     We began testing a new premium product, Glacé Gourmet Ice Cubes™ (“Glacé”), in late 2002 in certain Texas retail locations. We use special packaging for Glacé and sell it in four-pound bags. This product targets consumers of home refrigerator ice. We continue to search for ways to enhance our existing products and product sizes and create new products.

Customers

     We market our ice products to a broad range of customers, including supermarket chains, convenience stores, wholesale ice and food distributors, commercial users, resorts and restaurants, agricultural buyers, and competitive producers and self-suppliers who experience supply shortages. The primary purchasers of our traditional ice products and users of our Ice Factory are retailers with no internal ice production capacity. We believe that reasonable pricing, when combined with quality service, results in customer loyalty. There is no right of return with respect to packaged ice and our terms of sale are consistent with standard industry practices.

     We have a diversified customer base, with our largest customer accounting for less than 8% of sales in 2002 and less than 6% in both 2001 and 2000. In addition, we have a geographically diversified customer base, with customer locations in 31 states, primarily in the southern half of the United States and the District of Columbia. Some of our larger national accounts include convenience and petroleum store chains Conoco-Phillips/Circle K, 7-Eleven, ChevronTexaco, Shell and ExxonMobil and grocery store chains Albertson’s, Kroger, Safeway and Wal-Mart/Sam’s Club. Major regional customers include convenience and petroleum store chains Diamond Shamrock, The Pantry and RaceTrac, and grocery store chains Publix, Winn-Dixie, Food Lion and HEB. The percentage of our volume sold to national and regional convenience and grocery store chains has grown over the last several years as consolidation within those industries has continued.

     We believe the geographic breadth of our customer base helps protect us from the effects of adverse weather in a particular region, such as reduced sales due to abnormally cool or rainy conditions, although national weather patterns may have a material adverse effect on our business.

Competition

     Competition in the packaged ice industry is based primarily on price, service and quality. To compete successfully, an ice manufacturer must be able to substantially increase production and distribution capacity on a seasonal basis while maintaining cost efficiency. We believe that our high quality traditional production facilities, financial resources, high regional market share, associated route density and proprietary Ice Factory capability provide us with numerous competitive advantages, including a combination of competitive pricing, a high level of customer service and high quality products. We also believe our geographic diversification and the advantages of the Ice Factory for high volume retailers have helped us develop relationships with certain national supermarket chains and will continue to assist us in our penetration of this market.

     The traditional packaged ice industry is highly competitive. In addition to our direct competition, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Our ice products generally do not face competition within a particular store since only one manufacturer typically serves a retail site. The traditional packaged ice industry in the United States is led by Packaged Ice and approximately four smaller, regional, multi-facility competitors and, in addition, includes numerous local and regional companies of varying sizes and competitive resources.

Acquisitions

     Beginning in 1997, we underwent a consolidation strategy within the highly fragmented packaged ice industry. Through December 31, 2002, we completed 84 acquisitions, primarily between April 1997 and August 1999. Significant acquisitions have included the purchase of Reddy Ice Corporation (“Reddy”) from Suiza Foods Corporation in April 1998 and the purchase of Cassco Ice & Cold Storage, Inc. (“Cassco”) in July 1998. Reddy, prior to the acquisition, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the Mid-Atlantic region. Due to the decline in our common stock value after our initial public offering in January 1999 and our substantial overall leverage, we did not complete any significant acquisitions in 2000, 2001 or 2002.

     Our acquisition strategy was focused on expanding our traditional ice operations into new markets across the United States and increasing our presence in markets we served. In substantially all acquisitions, we required the seller or its principal shareholders to enter into a covenant not to compete with our company. In addition, we sought to retain key management of the acquired companies in many instances. Traditional ice companies we have acquired generally can be classified into one of two categories:

•	Market Leaders. Market Leader acquisitions are focused on acquiring companies with a leading market share position in an identified market area. These acquisitions represented an initial entry into a geographic area, or, alternatively, were made subsequent to the placement of Ice Factories with key customer accounts in a region.

•	Tuck-ins. Tuck-in acquisitions are smaller acquisitions intended to add incremental production and/or distribution capabilities in an established market.

     Although our pace of acquisitions has slowed in recent years, we believe continued selective acquisitions will play an important part in our strategy to strengthen our position as the leading ice company in the United States and allow us to serve our customers better.

Dispositions

     During 2001, as part of our strategy to reduce our debt leverage and make better use our assets, we began a program to evaluate and dispose of excess and non-core assets. During 2001,

we sold several excess assets, non-core assets and our traditional ice business in California for cash proceeds of approximately $11 million. The excess and non-core assets sold included certain pieces of real estate and equipment, two small refrigerated warehouses and the majority of our ice production equipment sale and leasing business. We continued that program in 2002, realizing $3.4 million in additional proceeds primarily relating to excess real estate. We plan to continue to market certain excess and non-core assets in 2003 and see this as an important part of our strategy to reduce our leverage over the next several years.

Non-Ice Products and Operations

     We also derive revenues from other goods and services including refrigerated warehousing, the manufacturing and sale of bottled water, and the sale and leasing of ice production equipment. We sold the majority of our ice production equipment sale and leasing business in the second quarter of 2001. Revenues from these non-ice products and operations over the last three years have accounted for less than 10% of our total revenues.

Employees and Labor Relations

     At December 31, 2002, we employed 1,565 employees, of which five were represented by a union or were subject to a collective bargaining agreement. As of March 11, 2003, one employee was represented by a union or subject to a collective bargaining agreement. Each year, during the second and third quarters, our labor force increases to over 3,000 employees due to seasonal increases in ice demand. We meet the majority of these seasonal hiring needs through the use of temporary employment agencies. We generally have not experienced any difficulty in meeting these seasonal employment needs. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good. Labor is our most significant expense item and represented approximately 39% of our cost of sales and operating expenses in 2002, excluding the associated payroll taxes and benefit expenses.

Raw Materials

     We have not experienced any material supply problems in the past with respect to our business segments.

     Electricity is a significant component of our manufacturing costs and was approximately 9% of cost of sales in 2002. In 1999, we had fixed our electricity cost at 95% of our 1998 rates through a supply and management agreement with a third party. That third party filed for protection under Chapter 11 of the United States Bankruptcy Code on December 2, 2001. Although that supply and management agreement was breached and subsequently terminated, we did not experience any supply problems related to our electricity needs. We took steps to minimize our electricity costs going forward, although we experienced $1.7 million in additional costs related to our electricity use in 2002 as a result of being subject to market rates. Significant increases in electrical rates in areas where we manufacture product could have a negative impact on our results of operations.

     We use large quantities of plastic bags. Bag usage for 2003 is expected to approximate 420 million seven-pound equivalent bags. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. We currently purchase bags from several companies to ensure price competition, although one company dominates the industry. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices. A significant, abrupt change in the price of plastic bags could have a material adverse effect on our operating margins as we may not have the ability to pass on our increased costs to our customers.

     We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. We expect fuel expense in 2003 to approximate 3% of our cost of sales. Market prices for fuel have fluctuated widely in the past due primarily to differing events throughout the world. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

Information Systems

     Internal information systems are critical to our ability to operate efficiently. We are able to monitor individual manufacturing plants and Ice Factory performance on a daily basis through automated and other reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an Ice Factory at a particular location and analyze market sales trends. In addition, we have all of our accounting and financial reporting functions integrated into a single accounting platform that is installed in all reporting locations and connected in real time to our central facility in Dallas, Texas. This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and improved inventory tracking. In 2002, we implemented a new sales and marketing information system utilizing information from our primary accounting platform.

Intellectual Property

     We regard the Ice Factory as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other copyright protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to the Ice Factory, including the bagging device and the overall assembly of the unit. We have patents in many of the major countries of North and South America, Europe and Asia. The patents relating to the Ice Factory expire at various dates from 2008 through 2013. In addition, we have developed or acquired a number of trademarks (both registered and common law) and trade names for use in our ice business, and we hold licenses for the use of additional trademarks from third parties. The use of our trademarks has created goodwill and results in product differentiation. However, we do not believe that the loss of any of our trademarks would have a material adverse effect on our operations.

Government Regulation

     The packaged ice industry is subject to various federal, state and local laws and regulations. These require us, among other things, to obtain licenses for our plants and machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding our plants and Ice Factories and to continuously control the quality and quantity of our ice.

     Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. Various states have imposed additional requirements including (a) quarterly testing of ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (b) specific requirements for keeping ice packaging operations separate from other activities and (c) labeling requirements for the bags used, including the name of the company, the manufacturing location and the net weight. Certain of our Ice Factories and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. We believe that our facilities, manufacturing practices and Ice Factories are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

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

     We generate and handle certain hazardous substances in connection with the manufacture and storage of packaged ice, including ammonia, which is used a refrigerant in certain of our plants. The handling and disposal of these substances and wastes is subject to federal, state and local regulations, and site contamination originating from the release or disposal of such substances or wastes can lead to significant liabilities. In addition, we have historically used Freon refrigerants, some of which have been banned from production.

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

     Certain of our current and former facilities are located in industrial areas and have been in operation for many years. It is possible that current or historic activities on these properties will present environmental issues in the future, the precise nature of which we cannot predict. We could, therefore, become liable for site contamination and remediation at properties which we currently or formerly owned. Such environmental issues have not had a material adverse effect on our financial condition or operating results in the past. We do not have any knowledge of claims that could be expected to have a material adverse effect on our financial condition, although there are certain claims made against us from time to time, including claims relating to an ammonia release described in ITEM 3. There can be no assurance that we will not incur significant costs in the future in connection with our historical handling or disposal of such substances and wastes, including costs related to the ammonia release claims.

     We have enacted programs to reduce the level of exposure from current and past operations by the continued upgrading of training, management and engineering controls. In addition, we have continued our program of requiring thorough environmental due diligence reviews of all new facilities, as well as a continuing annual environmental review of our existing operations to ensure continued environmentally sound, safe operations. Compliance with the various federal, state and local environmental laws and regulations has not had a significant effect on our capital expenditures, results of operations or competitive position.

General Economic Trends and Seasonality

     Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation. If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

     The ice business is highly seasonal. We experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods. We believe that over 60% of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 40% of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Available Information

     You can find more information about us at our Internet website located at www.reddyice.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the Securities & Exchange Commission.

ITEM 2. Properties

     We maintain our principal executive offices in Dallas, Texas, where we lease approximately 10,162 square feet of space. The lease in Dallas expires on December 31, 2004. At December 31, 2002, we owned or leased 50 manufacturing plants, 49 distribution centers, seven refrigerated warehouses and one bottled water plant. Including an installed base of 2,982 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 14,425 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

     Certain manufacturing and distribution facilities may be permanently closed in conjunction with our continuing consolidation plans, while others may be closed on a seasonal basis depending upon production requirements. As of March 11, 2003, we have 6 idle properties that are being marketed for disposition. These properties are excluded from the table below.

     The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 11, 2003:

					Traditional
					Manufacturing
	No. of	No. of	No. of	Bottled	Capacity
	Manufacturing	Distribution	Refrigerated	Water	(Rated Tons
	Facilities	Centers	Warehouses	Plant	Per Day)(1)

Alabama	3	—	—	1	600
Arizona	2	3	—	—	912
Arkansas	1	2	—	—	240
California	1	—	—	—	80
Colorado	1	—	1	—	280
District of Columbia	1	—	—	—	140
Florida	8	6	—	—	1,797
Georgia	2	1	—	—	920
Louisiana	3	6	—	—	720
Maryland	—	1	—	—	—
Mississippi	—	2	—	—	—
Missouri	1	—	—	—	180
Nevada	1	—	1	—	260
New Mexico	1	2	—	—	160
North Carolina	—	—	1	—	—
Oklahoma	3	2	—	—	502
Tennessee	2	—	—	—	408
Texas	12	21	—	—	3,052
Utah	1	—	—	—	120
Virginia	3	6	4	—	880
West Virginia	1	—	—	—	120

Total	47	52	7	1	11,371

(1)	Does not include the rated ice manufacturing capacity of our installed Ice Factories, which was approximately 3,000 tons per day as of March 11, 2003.

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

     We are a party to a lawsuit in connection with an ammonia release at our Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation. This lawsuit was filed August 30, 2001 in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana and has been assigned docket number 487373 Division N. There are multiple plaintiffs who have primarily alleged injuries consisting of inconvenience, watery eyes and offensive odors. The plaintiffs have not made a specific request for relief in the lawsuit. We maintain insurance to cover such events and our insurance carrier is contesting the suit and plans to vigorously defend against any claims. This lawsuit is still in a preliminary stage and the ultimate outcome is impossible to determine at this time. An unfavorable result in excess of the available insurance coverage could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 2002, no matters were submitted to a vote of security holders.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the American Stock Exchange under the symbol “ICY”. The following table sets forth the high and low sale prices of our common stock for the periods indicated:

		PRICE RANGE

		HIGH	LOW

2001
	First Quarter	$2.30	$1.38
	Second Quarter	$2.19	$1.50
	Third Quarter	$2.21	$1.47
	Fourth Quarter	$1.90	$1.00

		PRICE RANGE

		HIGH	LOW

2002
	First Quarter	$1.39	$1.05
	Second Quarter	$1.50	$1.07
	Third Quarter	$1.38	$0.98
	Fourth Quarter	$1.15	$0.58

     On March 11, 2003, the closing sales price of our common stock, as reported by the American Stock Exchange, was $1.46 per share. As of March 11, 2003, we had approximately 142 shareholders of record. We estimate that there were approximately 1,800 beneficial holders of our common stock as of March 11, 2003.

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

     The following information relates to the sales and other issuances of our securities within the past three fiscal years, none of which were registered pursuant to the Securities Act of 1933 as amended (the “Securities Act”). Unless otherwise indicated, all of the following issuances were exempt from registration under Section 4(2) of the Securities Act:

During 2000 and 2001, we issued shares of common stock in connection with the cashless exercise of warrants with an exercise price of $0.01. All of these warrants were issued in 1997 in connection with a $75 million issuance of our 12% senior notes, which are no longer outstanding. Upon exercise of the warrants, the shares were issued on the dates and in the amounts as follows: 12,765 shares on July 19, 2000, 5,674 shares on September 26, 2000 and 230,347 shares on July 16, 2001.

     Although not required for disclosure under this Form 10-K, the following information relates to certain sales and other issuances of our securities within the past three fiscal years which were registered pursuant to the Securities Act:

During 2000, we issued 66,936 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at prices ranging between $2.34 and $3.51 per share.

On August 31, 2001, we issued 100,000 shares of common stock in connection with the exercise of employee stock options at a price of $1.60 per share.

During 2001, we issued 415,906 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at prices ranging between $1.17 and $1.49 per share.

On January 9, 2002, we issued 16,967 shares of common stock to employees under our 2000 Employee Stock Purchase Plan at a price of $0.91 per share.

ITEM 6. Selected Financial Data

     The following table sets forth, for the periods and dates indicated, selected consolidated data derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Operating Data:
Revenues	$235,660	$244,247	$244,044	$231,723	$179,861
Cost of sales	144,852	156,434	149,889	139,386	108,276

Gross profit	90,808	87,813	94,155	92,337	71,585
Operating expenses	33,739	37,372	37,139	37,738	31,741
Depreciation and amortization expense	24,704	33,816	28,631	30,526	20,729
Loss (gain) on disposition of assets	4,345	(49)	—	—	—
Impairment of assets	7,363	—	—	—	—
Other income, net	161	19	17	21	4
Gain (loss) on extinguishment of debt(1)	2,494	—	—	—	(17,387)
Interest expense	(34,870)	(36,686)	(32,470)	(30,409)	(24,705)
Cumulative effect of change in accounting principle	(73,230)	—	—	—	—

Net loss	$(84,788)	$(19,993)	$(4,068)	$(6,315)	$(22,973)

Net loss available to common shareholders	$(88,598)	$(23,451)	$(7,202)	$(9,393)	$(28,891)

Loss per Basic and Diluted Share of Common Stock(2):
Net loss available to common shareholders before cumulative effect of change in accounting principle	$(0.76)	$(1.19)	$(0.37)	$(0.53)	$(5.91)
Cumulative effect of change in accounting principle	(3.64)	—	—	—	—

Net loss available to common shareholders	$(4.40)	$(1.19)	$(0.37)	$(0.53)	$(5.91)

Weighted Average Common Shares Outstanding(2):
Basic and diluted	20,157	19,756	19,340	17,565	4,886
Other Financial Data:
Cash flows — operating activities	$32,690	$19,153	$19,102	$14,409	$16,320
Cash flows — investing activities	(11,595)	(7,602)	(29,368)	(37,128)	(314,788)
Cash flows — financing activities	(24,808)	(2,365)	7,674	22,911	287,070
EBITDA(3)	57,230	50,460	57,033	54,620	39,848
Capital expenditures(4)	14,403	16,510	23,165	30,413	22,830
Dispositions(5)	3,378	10,968	1,967	4,496	—

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Balance Sheet Data:
Total cash and cash equivalents and restricted cash(6)	$6,500	$16,913	$1,027	$3,619	$3,427
Total assets	347,573	460,784	470,660	462,332	440,257
Total current and non-current debt (7)	305,214	332,667	332,270	322,290	338,381
Total exchangeable preferred stock	40,992	37,181	33,723	30,589	66,546
Total preferred stock with put redemption option	—	—	—	—	3,223
Total common stock with put redemption option	—	—	—	—	1,972
Total shareholders’ equity (deficit)	(37,149)	52,477	75,369	82,369	1,300

(1)	In April 2002, we adopted Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In accordance with that statement, we have reclassified the loss on refinancing in 1998 from extraordinary items to operations in the statement of operations.

(2)	Shares of common stock issuable under stock options and warrants have not been included in the computation of diluted loss per share as their effect is antidilutive.

(3)	EBITDA represents earnings before interest, income taxes, depreciation, amortization, the gain or loss on disposition of assets, impairment of assets, gain or loss on extinguishment of debt and the cumulative effect of changes in accounting principles. We have included EBITDA data (which are not measures of financial performance under accounting principles generally accepted in the United States of America) because we understand such data is used by certain investors to determine a company’s historical ability to service its indebtedness. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of Packaged Ice’s operating performance or as an alternative to cash flow as a measure of liquidity. EBITDA may not be comparable to similarly captioned items presented by other companies.

(4)	Includes all amounts incurred, but does not include expenditures used to acquire traditional ice businesses.

(5)	Includes all proceeds from dispositions of property and equipment.

(6)	Includes restricted cash of $6.7 million at December 31, 2001, which was used to collateralize outstanding standby letters of credit.

(7)	Includes the line of credit and the current and noncurrent portions of long-term obligations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the “Selected Financial Data,” and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

General

     We view the manufacture and distribution of ice through traditional ice manufacturing and the Ice Factory as our predominant business segment. Our other business segment, non-ice products and operations, consists of refrigerated warehousing and the manufacturing and sale of bottled water.

Uncertainty of Forward Looking Statements and Information

     Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases or oral statements made by our management to analysts and shareholders within the meaning of such terms under the Private Securities Litigation Reform Act of 1995 and statements made in the course of presentations about our company, constitute “forward-looking statements.” We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

•	general economic trends and seasonality;

•	substantial leverage and ability to service debt;

•	availability of credit facilities and restrictive covenants under the credit facilities;

•	risks associated with acquisitions and failure to integrate acquired businesses;

•	availability of capital sources;

•	competitive practices in the industry in which we compete;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	capital expenditure requirements;

•	legislative or regulatory requirements; and

•	weather.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Revenues decreased $8.5 million, from $244.2 million for the twelve months ended December 31, 2001 to $235.7 million for the twelve months ended December 31, 2002. Revenues decreased $6.4 million in our ice segment as a result of the sale of our traditional ice business in California, offset by 1) slight volume increases due to better weather conditions in most of our markets and the recovery from the effects of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and 2) increases in average selling prices in our non-California markets. Revenues in our non-ice operations decreased $2.2 million for the twelve months ended December 31, 2002 as compared with the same period in 2001, primarily due to the sale in 2001 of two cold storage operations and our ice production equipment sale and leasing business. The decrease due to the sales of these operations was partially offset by a $1.2 million increase in sales at our Virginia cold storage warehouses related to the signing of a significant new customer contract in 2002, partially offset by a loss of sales to our poultry customers caused by an outbreak of avian flu in Virginia.

     Cost of Sales. Cost of sales decreased $11.5 million, from $156.4 million for the twelve months ended December 31, 2001 to $144.9 million for the twelve months ended December 31, 2002. This decrease primarily resulted from the sale of our traditional ice operations in California and labor and other cost reductions in our remaining operations that were implemented in the last half of 2001. Offsetting these reductions were increases in electricity and insurance costs.

     Gross Profit. Gross profit increased $3.0 million, from $87.8 million for the twelve months ended December 31, 2001 to $90.8 million for the twelve months ended December 31, 2002. As a percentage of revenues, gross profit increased from 36.0% for the twelve months ended December 31, 2001 to 38.5% for the twelve months ended December 31 2002. These increases were the result of increased operating efficiencies in our ice operations, higher average selling prices and the sale of our traditional ice business in California, which generated lower gross profit margins than our other markets, offset by reduced margins at our Virginia cold storage warehouses due to reduced amounts of customer products moved through our warehouses by our poultry customers.

     Operating Expenses. Operating expenses decreased $3.7 million, from $37.4 million for the twelve months ended December 31, 2001 to $33.7 million for the twelve months ended December 31, 2002. As a percentage of revenues, operating expenses decreased from 15.3 % for the twelve months ended December 31, 2001 to 14.3% for the twelve months ended December 31, 2002. These decreases resulted from a reduction in labor and benefits due to a consolidation of administrative functions and headcount reductions during the second and third quarters of 2001, the sale of our traditional ice business in California in December 2001 and the sale of certain non-ice operations in the last half of 2001, offset by an increase in incentive compensation expense relating to improved performance.

     Depreciation and Amortization. Depreciation and amortization decreased $9.1 million, from $33.8 million for the twelve months ended December 31, 2001 to $24.7 million for the twelve months ended December 31, 2002. As a percentage of revenues, depreciation and amortization decreased from 13.8% for the twelve months ended December 31, 2001 to 10.5% for the twelve months ended December 31, 2002. This decrease was primarily due to (1) the disposition of significant fixed assets over the last eighteen months and (2) the adoption of Stamement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 changed the accounting for goodwill and certain intangible assets with an indefinite life from an amortization method to an impairment-only approach. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Amortization expense related to these items was $6.0 million in 2001. Offsetting this decrease in expense is additional depreciation expense related to property additions since December 31, 2001.

     Gain (Loss) on Disposition of Assets. During the year ended December 31, 2002, we sold certain non-core assets, including several pieces of excess real estate, for a net loss of $2.4 million. In addition, we resolved all outstanding issues related to the sale of our traditional ice business in California and as a result recorded an additional charge of $1.9 million.

     Impairment of Assets. We reclassified excess real estate as “Assets Held for Sale” and recorded a non-cash charge of $3.3 million to write down their carrying value to their estimated fair value. In accordance with SFAS No. 142, we evaluated our goodwill as of December 31, 2002 and recorded a non-cash impairment charge of $4.1 million related to our bottled water and cold storage operations.

     Gain on the Extinguishment of Debt. During the twelve months ended December 31, 2002, we purchased and retired 9 3/4% Senior Notes with an aggregate principal amount of $15.0 million, which resulted in a gain on extinguishment of debt of $2.5 million.

     Interest Expense. Interest expense decreased $1.8 million, from $36.7 million for the twelve months ended December 31, 2001 to $34.9 million for the twelve months ended December 31, 2002. As a percentage of revenues, interest expense decreased from 15.0% for the twelve month periods ending December 31, 2001 to 14.8% for the twelve months ended December 31, 2002. The dollar decrease in interest expense was due to a $3.6 million non-cash charge to expense in December 2001 related to our interest rate collar agreement, lower average borrowings under our credit facility and lower outstanding balances of our 9 3/4% Senior Notes, offset by higher payments under our interest rate collar agreement and a higher average interest rate on the term loan included in our amended credit facility.

     Cumulative Effect of Change in Accounting Principle. On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). The allocation of the charge to our ice and non-ice segments was $70.1 million and $3.1 million, respectively.

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

     Gain on Disposition of Assets: During the year ended December 31, 2001, we sold certain excess and non-core assets and our traditional ice business in California. Dispositions of excess and non-core assets included several pieces of real estate, the majority of our ice production equipment sales and leasing business and two cold storage facilities. The result of these dispositions was a net gain on disposition of assets of approximately $49,000.

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

Liquidity and Capital Resources

     We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package, and store ice at a central facility and transport it to our customers’ retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers’ retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service and (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories.

     We estimate our capital expenditures for 2003 will range between $12.0 and $13.0 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that capital expenditures will not exceed this estimate. In addition, we initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000 and early 2001. Beginning in the second quarter of 2001, we stopped using operating leases for our Ice Factory installations. Our annual lease obligation is approximately $4 million and is contained within cost of sales. These operating leases expire during 2004 and 2005 and we will potentially purchase these assets at that time. Certain of these leases have early purchase options in 2003 that we may exercise under certain circumstances. The purchase cost of these assets under lease have not been included in our 2003 capital expenditure plan due to the uncertainty of the purchase.

     During 2001, we began a program to redeploy certain Ice Factories that generated margins below our targeted returns to higher margin locations and continued that program in 2002. During 2002, we placed 26 new Ice Factories, net of removals, and do not expect substantial net additions in 2003. Any capital expenditures associated with new Ice Factories are contained within our 2003 capital expenditure plan.

     As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets. Beginning in 2001, we began aggressively marketing these assets for sale resulting in proceeds of $11.0 million that year. A portion of those proceeds was from the sale of our traditional ice business in California. In 2002, we continued to market non-core and excess assets and as a result, we realized proceeds of approximately $3.4 million. We are continuing to market certain excess and non-core assets that we have determined to be disposable and anticipate proceeds of at least $1.5 million in 2003.

     We estimate a loss in the first quarter of 2003 and negative cash flows from operations due to the highly seasonal nature of our business. We have reported, and may in the future report, negative cash flows during the first quarter when the weather is generally cooler. We believe, however, that our overall treasury management of cash on hand and available borrowings under our credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements, and satisfy working capital and general corporate needs. At December 31, 2002, we had a working capital deficit of approximately $6.1 million and had approximately $22.3 million of availability under our revolving credit facility.

     At December 31, 2002, we had approximately $305.2 million of total debt outstanding as follows:

•	$255.0 million of 9 3/4% senior notes due 2005;

•	$50.0 million outstanding under our credit facility; and

•	$0.2 million of other debt, net of debt discount.

     On December 27, 2001, we refinanced our bank credit facility with a new lender. The total commitment under the facility is $88 million, consisting of a $38 million line of credit and a $50 million term loan. At December 31, 2002, we had $22.3 million of availability under the line of credit and cash on hand of $6.5 million.

     Principal balances outstanding under the line of credit bear interest per annum, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. There was no balance on the line of credit at December 31, 2002. The outstanding balance at December 31, 2001 was classified as a current liability because of our intention to use the line of credit to fund our working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the term loan bear interest per annum, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At December 31, 2002, the weighted average interest rate of borrowings outstanding under the credit facility was 9.5%. Interest is payable monthly. We pay a monthly fee on the average availability under the credit facility based on an annual rate of 0.5%, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the credit facility.

     For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the term loan equal to 65% of our Excess Cash Flow (as defined in the credit facility). This principal payment is due within 10 days of delivery of the annual audited financial statements to the lenders, which may occur no later than 90 days after a fiscal year end. In accordance with the credit facility, the principal payment can be waived if certain conditions are met and we pay the Amortization Waiver Fee (as defined in the credit facility). We anticipate obtaining a waiver for the 2002 principal payment and paying the related Amortization Waiver Fee of approximately $368,000 in March 2003. The Amortization Waiver Fee was accrued as of December 31, 2002. Any balances outstanding under the term loan are due October 31, 2004.

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

     The borrowing base under the line of credit is comprised of eligible accounts receivable and eligible equipment and in addition, from January 28 to July 15 of each calendar year, a $10 million seasonal overadvance. Outstanding standby letters of credit reduce the amount available under the line of credit. We anticipate having adequate collateral during the first and second quarters of 2003 to maintain a minimum availability of $5 million under the line of credit. During the second half of 2003, we expect to have additional availability resulting from higher cash flows from operations and lower capital expenditures during the second and third quarters of the year. We are evaluating several options regarding the deployment of the excess cash flow that we expect to accumulate during these periods. These options include the purchase of our 9 3/4% senior notes on the open market and additional capital expenditures, including the purchase of Ice Factory operating leases.

     At December 31, 2002 and March 11, 2003, we had $7.1 million and $7.4 million of standby letters of credit outstanding, respectively, primarily to secure certain insurance obligations. We may be required to increase our letters of credit during 2003 due to new insurance policies and electricity supply contracts. Letters of credit in the amount of $0.7 million have various final expiration dates from 2008 through 2012. The remaining letters of credit in the amount of $6.7 million have no final expiration dates.

     The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2002:

			2004 to	2006 to	2008 and
	Total	2003	2005	2007	thereafter

			(in millions)
Long-term debt	$305.2	$0.1	$305.0	$0.1	$0.0
Line of credit	—	—	—	—	—
Operating leases	44.2	12.6	17.4	9.2	5.0

Total contractual obligations	$349.4	$12.7	$322.4	$9.3	$5.0

     During 1999 and continuing into 2000, the pace of our acquisition activities slowed significantly and has subsequently ceased except for one small tuck-in acquisition completed in 2001. The decreased acquisition activity is generally due to the decline in the price of our common stock from the time of our initial public offering in January 1999, which has made it difficult for us to use our stock as consideration for acquisitions. In 1999, in connection with possible future acquisitions, we filed an “acquisition shelf” registration statement to register the sale of up to five million shares of common stock, of which 3,953,780 shares remain unissued as of December 31, 2002.

     We may need to raise additional funds through public or private debt or equity financing to take advantage of opportunities that may become available to us, including acquisitions. The availability of such capital will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended acquisitions or capital expenditures.

     Due to the obligations represented by the approaching maturities of our credit facility, which becomes due in October 2004, and our 9 3/4% senior notes and our mandatorily redeemable preferred stock, both of which are due in 2005, management and our board of directors have begun to analyze and consider various financial and strategic alternatives. We are in the process of exploring our options and believe there are a number of attractive alternatives to be explored over the course of 2003. In January 2003, we engaged Credit Suisse First Boston to assist us in evaluating the various alternatives.

Significant Accounting Policies

     Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments on their accounts. We have attempted to reserve for these estimated losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments on their accounts, additional allowances may be required.

     Long-Lived Assets. Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 2.5 to 40 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. We accounted for all of our historical acquisitions using the purchase method of accounting and as a result recorded significant amounts of goodwill. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life

Goodwill	Indefinite life
Trade names	Indefinite life
Ice factory system patents	Straight line method over 17 years
Debt issue costs	Interest method over the terms of the debt
Other intangibles	Straight line method over the terms of the agreements

     Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using a market valuation approach based on valuations of comparable businesses.

     Inherent in the determination of such future cash flows and valuations are certain estimates and judgements, including the interpretation of current economic indicators and market values and assumptions about our strategic plans with regards to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the impairment of goodwill or other long-lived assets could change and result in a material effect on our financial position or results of operations.

     Revenue Recognition. Revenue is recognized when product (packaged ice, ice packaging bags, bottled water and ice equipment) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contract terms.

New Accounting Pronouncements

     On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). The allocation of the charge to our ice and non-ice segments was $70.1 million and $3.1 million, respectively. Prospectively, we will annually evaluate the carrying amount of goodwill associated with our operating segments using a market valuation approach to identify any potential impairment of goodwill. As a result of this annual evaluation, an additional impairment charge of $4.1 million was recognized at December 31, 2002 in our non-ice segment.

     On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. In accordance with this statement, we have presented certain assets to be disposed of as “assets held for sale” as of December 31, 2002.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. We adopted SFAS No. 145 upon issuance and as a result, have reflected gains on the extinguishment of debt within continuing operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement on January 1, 2003 did not have a significant effect on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results. The provisions of SFAS No. 148 are effective for years ending after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted SFAS No. 148 upon issuance and the adoption did not have any impact on our results of operations or financial position in 2002. However, we have modified the disclosures in the December 31, 2002 financial statements to be in compliance with this statement.

Risk Factors

     Our substantial debt obligations may prevent us from funding planned activities, may require us to seek additional debt or equity financing, sell selected assets or diminish our ability to react to changes in our industry.

     We have financed many of our acquisitions through the incurrence of debt, and consequently, we have substantial debt service requirements. At December 31, 2002, our total indebtedness was $305.2 million. Our high level of debt could have important consequences to us, including the following:

•	A substantial portion of our cash flow must be dedicated to paying interest on our debt. This reduces the level of cash flow available to fund working capital, capital expenditures and acquisitions.

•	The indenture that governs the 9 3/4% senior notes and the credit agreement for our credit facility require us to meet certain financial tests. Additionally, there are other restrictions that limit our ability to pay dividends, borrow additional funds or to dispose of assets. These covenants and restrictions may affect our flexibility in planning for and reacting to changes in our business.

•	Our high level of debt diminishes our ability to react to changes in general economic, industry and competitive conditions.

     If we are unable to generate enough cash flow to make debt service payments, we may be required to:

•	seek additional debt or equity financing, or renegotiate our existing debt arrangements on terms which may be less favorable than our current arrangements;

•	sell selected assets; or

•	reduce or delay planned capital expenditures.

     There can be no assurance that we could accomplish any of these measures.

     In addition, we will be required to repay or refinance our credit facility, 9 3/4% senior notes and potentially our mandatorily redeemable preferred stock between October 31, 2004 and April 15, 2005. In addition, if we do not repay or refinance our credit facility by March 2004, the balances outstanding under our credit facility and potentially the balances outstanding under the 9 3/4% senior notes will be classified as current liabilities as of December 31, 2003. No assurances can be given that we will be able to accomplish these repayments or refinancings on acceptable terms and conditions.

     Our failure to successfully compete could adversely affect our prospects and financial results.

     Our businesses are highly competitive. We have many competitors in each of our product, service and geographic markets. Competition in our businesses is based primarily on price and service. If we fail to successfully compete against our competitors, our business will be adversely affected. Winning new customers is important to our future growth, as the overall demand for ice is widely believed to track population growth. There are low barriers to entry in the ice industry and we could be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets. We could also be adversely affected if our larger grocery or convenience store customers decide to manufacture their own ice.

     The seasonal nature of the ice business results in lower profits, and even losses, in the first and fourth quarters of the year.

     We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer. We also typically have net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in expenses during the first and fourth quarters, we will likely experience lower profit margins and even losses during these periods. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations during these periods may fluctuate significantly if the weather is unusually cool or rainy.

     The results of our operations may be adversely affected by weather.

     Cold or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor-related activities, both commercial and recreational. As a result, demand for ice increases in hotter, sunnier weather, and conversely, demand decreases in colder, wetter weather. During extended periods of extremely cold and rainy weather on a national basis, our revenues and resulting profits may substantially decline. In addition, extremely hot weather does not necessarily result in greater profits. During extended periods of extremely hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another, and in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand.

     The market value of our common stock could be further adversely affected if we continue to report operating losses.

     Since our company was formed in 1990, we have reported substantial net losses. This has been primarily due to the following:

•	interest expenses primarily associated with our historically high levels of debt;

•	substantial depreciation of property and equipment;

•	substantial amortization of goodwill and other intangible assets primarily associated with our acquisitions and market expansion and an impairment charge of $73.2 million that was recognized in connection with the adoption of SFAS No. 142 on January 1, 2002;

•	other asset impairment charges.

     As of December 31, 2002, we had an accumulated deficit of $149.7 million and total shareholders’ deficit of $37.1 million. We cannot guarantee that we will be profitable in the future.

     Increases in the prices of electricity, certain raw materials, insurance and other required expenses could have an adverse effect on our results of operations.

     We use substantial amounts of electricity in connection with our manufacturing process. In 1999, we entered into a supply and management agreement with a third party to fix our electric costs at rates that were generally lower than market rates. On December 2, 2001, the third party filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, thereby breaching its agreement with us. Since that time, we have been paying market rates for electricity that are higher than those under the supply agreement. The impact of this event was $1.7 million in extra electricity charges in 2002. Further increases in market rates could potentially have an adverse impact on our operations.

     Our business is sensitive to increases in the cost of fuel to operate the refrigerated trucks we use to deliver ice and to increases in the cost of polyethylene, which in turn increases the cost of our bags. Additionally, our business is also sensitive to increase in insurance costs, which includes general liability, workers compensation, health and vehicle insurance. We have already experienced increases in fuel costs, bag costs and insurance and expect additional increases in 2003. If the prices for these items and other required expenses should increase significantly, we will experience increased costs that we may not be able to pass along to our customers. There can be no assurance that significant changes in the prices of plastic bags, water, fuel, insurance or other commodities would not have a material adverse effect on our business, results of operations and cash flow.

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

     As of March 11, 2003, the majority of our debt consisted of $255 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require such a repurchase. This could result in a default under other debt agreements, including our credit facility.

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

     Other than patents that we own or licenses we have on the Ice Factory, we currently do not have patents on any of our products. We believe the patents on the bagging device are important to the Ice Factory as a whole, but there can be no assurance that any issued patent will provide us with a meaningful competitive advantage. It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements. There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

     We now have a competitor in the Ice Factory market, which could take some of our customers’ business.

     As the sole major company using an on-site ice production and delivery system, we had a distinct competitive advantage because the Ice Factory is preferred to traditional ice delivery by many of our high volume customers and the Ice Factory sector of our business gives us more flexibility during peak seasons than our competitors. In 2001, a competitor began testing a similar machine in certain of its markets. If our competitor or any new competitors are successful with the rollout of a competing system, it is possible that we may lose business we have gained and business we would gain as a result of the Ice Factory, which will result in decreased cash flows and results of operations.

     Acquisitions may result in the recording of goodwill and other intangibles assets, and may have a negative impact on our results of operations.

     If we begin acquiring other businesses again as part of our strategy, such acquisitions could result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 43.2% of our total assets and exceeded shareholders’ deficit by $187.4 million as of December 31, 2002. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 ceased on December 31, 2001. We are required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses. The adoption of this accounting principle on January 1, 2002 resulted in an initial impairment charge of $73.2 million. The required annual test resulted in an additional impairment charge of $4.1 million in the fourth quarter of 2002.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     On November 28, 2000, we entered into an interest rate collar agreement (the “Collar Agreement”). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of December 31, 2002, we would have had to pay $4.9 million.

     We are exposed to some market risk due to the floating interest rates under our credit facility. Principal balances outstanding under the line of credit bear interest, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by JP Morgan Chase Bank) plus 1.5%. The term loan bears interest, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%.

     As of December 31, 2002, the credit facility had an outstanding principal balance of $50.0 million at a weighted average interest rate of 9.5% per annum. Due to our interest rate collar agreement and the fact that the term loan has a minimum interest rate of 9.5%, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates. At December 31, 2002, the 30-day LIBOR rate was 1.38%.

     The following table shows the approximate annual increase (decrease) in interest expense given the current principal balances on all of our debt if LIBOR were to increase by 1% from the initial levels indicated below:

	Increase in the	Estimated
Initial LIBOR Rate	LIBOR rate	Annual Impact

		(in thousands)
Less than or equal to 4.5%	1%	$(500)
Greater than 4.5%, less than or equal to 5.5%	1%	$(62)
Greater than 5.5%, less than or equal to 5.75%	1%	$438
Greater than 5.75%, less than or equal to 7.75%	1%	$250
Greater than 7.75%	1%	$0

ITEM 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) hereof and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

     The information required by Item 10, “Director and Executive Officers of the Registrant”, Item 11, “Executive Compensation”, Item 12, “Security Ownership of Certain Beneficial Owners” and Item 13, “Certain Relationships and Related Transactions,” of Part III is incorporated by reference to the information set forth in our definitive proxy statement for the 2003 Annual Meeting of the Shareholders, which is expected to be filed within 120 days of our fiscal year end.

ITEM 14. Controls and Procedures

     Quarterly evaluation of the company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), and our internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities & Exchange Commission (“SEC”) require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluations activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board of Directors’ Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

     In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Packaged Ice, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report or are incorporated by reference:

1.	Financial Statements

As to financial statements and supplementary information, reference is made to “INDEPENDENT AUDITORS’ REPORT” on Page F-1 of this Annual Report.

2.	Financial Statement Schedules

None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

3.	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement between Packaged Ice, Inc. and Suiza Foods Corporation dated March 27, 1998. (Exhibit 2.1)(5)
2.2	Stock Purchase Agreement between Packaged Ice, Inc., WLR Foods, Inc. and Cassco Ice & Cold Storage, Inc. dated July 31, 1998. (Exhibit 2.1)(7)
3.1	Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on February 5, 1992. (Exhibit 3.2)(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on August 11, 1998. (Exhibit 3.2) (6)
3.3	Amended and Restated Bylaws of Packaged Ice, effective as of January 20, 1997. (Exhibit 3.5)(1)
4.1	Amended and Restated Certificate of Designation of 10% Exchangeable Preferred Stock. (Exhibit 4.12)(5)
4.2	Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)
4.3	Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of SV Capital Partners LP. (Exhibit 10.39)(2)
4.4	Registration Rights Agreement by and between Packaged Ice and Silver Brands Partners, L.P. (formerly SV), dated February 3, 1999. (Exhibit 4.7)(9)
4.5	Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)
4.6	Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)
4.7	Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice’s common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3)(4)

Exhibit No.	Description

4.8	Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)
4.9	Rights Agreement dated as of October 29, 1999, between the Company and American Stock Transfer & Trust Company as Rights Agent. (Exhibit 1)(11)
4.10	First Amendment to the Warrant Agreement, dated April 24, 2001, between the Company and U.S. Trust Company of Texas, N.A. amending the Warrant Agreement dated October 16, 1997. (Exhibit 4.1)(13)
10.1	Packaged Ice, Inc. 2000 Employee Stock Purchase Plan. (Exhibit 10.2)(10)
10.2	1994 Stock Option Plan, dated July 26, 1994. (Exhibit 10.10)(1)
10.3	1998 Stock Option Plan, dated June 19, 1998. (Exhibit 10.34)(8)
10.4	2001 Stock Option Plan, dated May 9, 2001. (Exhibit B)(12)
10.5	Form of Indemnification Agreement entered into by Packaged Ice in favor of members of the Board of Directors. (Exhibit 10.31)(1)
10.6	Development and Manufacturing Agreement by and between Lancer Corporation and Packaged Ice, dated April 13, 1993. (Exhibit 10.32)(1)
10.7	Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of William P. Brick and Jimmy C. Weaver, individually). (Exhibit 10.1)(13)
10.8	Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Graham D. Davis, Steven J. Janusek and Ben D. Key, individually). (Exhibit 10.2)(13)
10.9	Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Thomas L. Dann, Michael P. Busch, Billy W. Daniel, Joseph A. Geloso, William A. Newberry and Neil D. Showalter, individually). (Exhibit 10.3)(13)
10.10	Severance Agreement between the Company and James F. Stuart, dated April 19, 2001. (Exhibit 10.5)(13)
10.11	Severance Agreement between the Company and Leonard A. Bedell, dated June 1, 2001. (Exhibit 10.6)(13)
10.12	Agreement between the Company and A.J. Lewis III, dated June 19, 2001. (Exhibit 10.7)(13)
10.13	The Second Amended and Restated Credit Agreement dated as of December 27, 2001 by and among Packaged Ice, Inc., as Borrower, the Lenders from Time to Time Party Hereto, and Ableco Finance LLC, as Collateral Agent and Administrative Agent. (Exhibit 4.1)(14)
10.14	Amended and Restated Subsidiary Guaranty dated as of December 27, 2001. (Exhibit 10.20)(15)
10.15	First Amendment to Second Amended and Restated Credit Agreement dated as of January 30, 2002. (Exhibit 10.21)(15)
10.16	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 19, 2002. (Exhibit 10.22) (15)
10.17†	Third Amendment to Second Amended and Restated Credit Agreement dated as of March 4, 2003.
10.18	2002 Senior Executive Restricted Stock Plan. (Exhibit 10.1)(16)
10.19†	Form of First Amendment to Indemnification Agreement entered into by Packaged Ice in favor of the Board of Directors.
21.1†	List of subsidiaries.
23.1†	Consent of Deloitte & Touche LLP.
99.1†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

99.2†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Filed as an Exhibit to Packaged Ice’s Registration Statement on Form S-4 (File No. 333-29357), filed with the Commission on June 16, 1997.

(2)	Filed as an Exhibit to the Amendment No. 1 to Packaged Ice’s Registration Statement on Form S-4 (No. 333-29357), filed with the Commission on July 29, 1997.

(3)	Filed as an Exhibit to Packaged Ice’s Third Quarter Disclosure on Form 10-Q with the Commission on November 14, 1997.

(4)	Filed as an Exhibit to Form 8-K filed on behalf of Packaged Ice with the Commission on December 15, 1997.

(5)	Filed as an Exhibit to Form 8-K/A filed on behalf of Packaged Ice with the Commission on May 12, 1998.

(6)	Filed as an Exhibit to Amendment No. 1 to Packaged Ice’s Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on October 2, 1998.

(7)	Filed as an Exhibit to Packaged Ice’s Form 8-K filed with the Commission on October 14, 1998.

(8)	Filed as an Exhibit to Amendment No. 2 to Packaged Ice’s Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on January 4, 1999.

(9)	Filed as an Exhibit to Packaged Ice’s Form 10-K filed with the Commission on March 30, 1999.

(10)	Filed as an Exhibit to Packaged Ice’s Form 10-K filed with the Commission on March 28, 2000.

(11)	Filed as an Exhibit to Form 8-A12G filed on behalf of Packaged Ice with the Commission on November 1, 1999.

(12)	Filed as an Exhibit to Packaged Ice’s Definitive Proxy Statement filed with the Commission on May 17, 2001.

(13)	Filed as an Exhibit to Packaged Ice’s Second Quarter Disclosure on Form 10-Q with the Commission on August 9, 2001.

(14)	Filed as an Exhibit to Packaged Ice’s Form 8-K filed with the Commission on January 10, 2002.

(15)	Filed as an Exhibit to Packaged Ice’s Form 10-K filed with the Commission on March 28, 2002.

(16)	Filed as an Exhibit to Packaged Ice’s Second Quarter Disclosure on Form 10-Q with the Commission on August 9, 2002.

(b)	Reports on Form 8-K.

     Packaged Ice, Inc. filed a report on Form 8-K with the Securities & Exchange Commission on January 21, 2003, which announced the appointment of Credit Suisse First Boston of New York to assist the Company in evaluating financial and strategic alternatives.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PACKAGED ICE, INC

March 19, 2003	/s/ STEVEN J. JANUSEK

Steven J. Janusek
Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM P. BRICK William P. Brick	Chairman of the Board and Chief Executive Officer	March 19, 2003

/s/ JIMMY C. WEAVER Jimmy C. Weaver	President, Chief Operating Officer and Director	March 19, 2003

/s/ RICHARD A. COONROD Richard A. Coonrod	Director	March 19, 2003

/s/ A. J. LEWIS III A. J. Lewis III	Director	March 19, 2003

/s/ ROBERT G. MILLER Robert G. Miller	Director	March 19, 2003

/s/ TRACY L. NOLL Tracy L. Noll	Director	March 19, 2003

/s/ STEVEN P. ROSENBERG Steven P. Rosenberg	Director	March 19, 2003

CERTIFICATION UNDER THE EXCHANGE ACT RULES

I, William P. Brick, certify that:

1.	I have reviewed this annual report on Form 10-K of Packaged Ice, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ WILLIAM P. BRICK

William P. Brick, Chief Executive Officer

CERTIFICATION UNDER THE EXCHANGE ACT RULES

I, Steven J. Janusek, certify that:

1.	I have reviewed this annual report on Form 10-K of Packaged Ice, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ STEVEN J. JANUSEK

Steven J. Janusek, Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Packaged Ice, Inc.:

     We have audited the accompanying consolidated balance sheets of Packaged Ice, Inc. and its subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its interest rate swap agreement effective January 1, 2001, to conform with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP
Houston, Texas
February 26, 2003

PACKAGED ICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2002	2001

	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$6,500	$10,213
Restricted cash	—	6,700
Accounts receivable, net	15,025	20,358
Inventories	7,244	7,691
Prepaid expenses	2,285	1,756
Assets held for sale	1,450	—

Total current assets	32,504	46,718
PROPERTY AND EQUIPMENT, net	164,842	181,977
GOODWILL AND OTHER INTANGIBLES, net	150,217	232,079
OTHER ASSETS	10	10

TOTAL	$347,573	$460,784

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$67	$188
Line of credit	—	12,305
Accounts payable	10,032	13,403
Accrued expenses	28,484	25,056

Total current liabilities	38,583	50,952
LONG-TERM OBLIGATIONS	305,147	320,174
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
MANDATORILY REDEEMABLE PREFERRED STOCK:
10% Exchangeable – 403,181 shares issued and outstanding at December 31, 2002 and 365,697 shares issued and outstanding at December 31, 2001 liquidation preference of $100 per share	40,992	37,181
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value, 50,000,000 shares authorized; 20,655,535 shares issued at December 31, 2002 and 20,438,568 shares issued at December 31, 2001	207	204
Additional paid-in capital	115,356	118,910
Less: 298,231 shares of treasury stock, at cost	(1,491)	(1,491)
Unearned compensation	(244)	—
Accumulated deficit	(149,672)	(64,884)
Accumulated other comprehensive loss	(1,305)	(262)

Total shareholders’ equity (deficit)	(37,149)	52,477

TOTAL	$347,573	$460,784

See notes to consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Revenues	$235,660	$244,247	$244,044
Cost of sales	144,852	156,434	149,889

Gross profit	90,808	87,813	94,155
Operating expenses	33,739	37,372	37,139
Depreciation and amortization expense	24,704	33,816	28,631
Loss (gain) on disposition of assets	4,345	(49)	—
Impairment of assets	7,363	—	—

Income from operations	20,657	16,674	28,385
Other income, net	161	19	17
Gain on extinguishment of debt	2,494	—	—
Interest expense	(34,870)	(36,686)	(32,470)

Loss before income taxes	(11,558)	(19,993)	(4,068)
Income taxes	—	—	—

Net loss before cumulative effect of change in accounting principle	(11,558)	(19,993)	(4,068)
Cumulative effect of change in accounting principle	(73,230)	—	—

Net loss before preferred dividends	(84,788)	(19,993)	(4,068)
Preferred dividends	(3,810)	(3,458)	(3,134)

Net loss available to common shareholders	$(88,598)	$(23,451)	$(7,202)

Basic and diluted net loss per share of common stock:
Net loss available to common shareholders before cumulative effect of change in accounting principle	$(0.76)	$(1.19)	$(0.37)
Cumulative effect of change in accounting principle	(3.64)	—	—

Net loss available to common shareholders	$(4.40)	$(1.19)	$(0.37)

Basic and diluted weighted average common shares outstanding	20,157	19,756	19,340

See notes to consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
							Accumulated
	Number		Additional				Other
	of	Par	Paid-In	Treasury	Unearned	Accumulated	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Deficit	Loss	Total

	(in thousands)
Balance at December 31, 1999	19,607	$196	$124,487	$(1,491)	$—	$(40,823)	$—	$82,369
Issuance of common stock in connection with the 2000 Employee Stock Purchase Plan	67	1	202	—	—	—	—	203
Conversion of warrants	18	—	—	—	—	—	—	—
Redemption of Series C preferred stock	—	—	(1)	—	—	—	—	(1)
Dividends accumulated on 10% exchangeable preferred stock	—	—	(3,134)	—	—	—	—	(3,134)
Net loss	—	—	—	—	—	(4,068)	—	(4,068)

Balance at December 31, 2000	19,692	197	121,554	(1,491)	—	(44,891)	—	75,369
Issuance of common stock in connection with the 2000 Employee Stock Purchase Plan	416	4	582	—	—	—	—	586
Conversion of warrants	231	2	(2)	—	—	—	—	—
Exercise of employee stock options	100	1	159	—	—	—	—	160
Dividends accumulated on 10% exchangeable preferred stock	—	—	(3,458)	—	—	—	—	(3,458)
Fair value of employee stock options vested	—	—	75	—	—	—	—	75
Comprehensive loss:
Net loss	—	—	—	—	—	(19,993)	—	(19,993)
Initial recognition of derivative liability	—	—	—	—	—	—	(1,653)	(1,653)
Change in fair value of derivative	—	—	—	—	—	—	(2,246)	(2,246)
Realized loss on interest rate swap	—	—	—	—	—	—	3,637	3,637

Total comprehensive loss	—	—	—	—	—	—	—	(20,255)

Balance at December 31, 2001	20,439	204	118,910	(1,491)	—	(64,884)	(262)	52,477
Issuance of common stock in connection with the 2000 Employee Stock Purchase Plan	17	1	14	—	—	—	—	15
Dividends accumulated on 10% exchangeable preferred stock	—	—	(3,810)	—	—	—	—	(3,810)
Grant of restricted stock	200	2	242	—	(244)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(84,788)	—	(84,788)
Change in fair value of derivative liability	—	—	—	—	—	—	(1,043)	(1,043)

Total comprehensive loss	—	—	—	—	—	—	—	(85,831)

Balance at December 31, 2002	20,656	$207	$115,356	$(1,491)	$(244)	$(149,672)	$(1,305)	$(37,149)

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,788)	$(19,993)	$(4,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,704	33,816	28,631
Amortization of debt discount, net	39	40	40
Loss (gain) on disposition of assets	4,345	(49)	—
Cumulative effect of change in accounting principle	73,230	—	—
Impairment of assets	7,363	—	—
Gain on extinguishment of debt	(2,494)	—	—
Fair value of employee stock options vested	—	75	—
Realized loss on interest rate swap	—	3,637	—
Change in assets and liabilities:
Restricted cash	6,700	(6,700)	—
Accounts receivable, inventories and prepaid expenses	5,110	4,057	(4,564)
Accounts payable, accrued expenses and other	(1,519)	4,270	(937)

Net cash provided by operating activities	32,690	19,153	19,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(14,403)	(16,510)	(23,165)
Proceeds from disposition of property and equipment	3,378	10,968	1,967
Cost of acquisitions	—	(500)	(7,993)
Increase in other noncurrent assets	(570)	(1,560)	(177)

Net cash used in investing activities	(11,595)	(7,602)	(29,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred stock	15	746	203
Repurchase of common and preferred stock	—	—	(1)
Borrowings (repayments) under the credit facility, net	(12,305)	(2,860)	7,728
Repayment of long-term obligations	(12,518)	(251)	(256)

Net cash provided by (used in) financing activities	(24,808)	(2,365)	7,674

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,713)	9,186	(2,592)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,213	1,027	3,619

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,500	$10,213	$1,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$34,668	$32,909	$32,714

Borrowings from credit facility	$194,563	$260,043	$61,782

Repayment of credit facility	$(206,868)	$(262,903)	$(54,054)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of derivative liability	$—	$1,653	$—

Change in fair value of derivative liability	$1,043	$2,246	$—

See notes to consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Packaged Ice, Inc. and its wholly owned subsidiaries (the “Company”) manufacture and distribute packaged ice products and bottled water and own and operate refrigerated warehouses. Packaged ice products are distributed by traditional delivery methods and stand-alone automated ice merchandising systems (the “Ice Factory”) that produce, package, store and merchandise ice at the point of sale. At December 31, 2002, the Company served approximately 73,000 customer locations in 31 states and the District of Columbia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Packaged Ice, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Accounts Receivable. Accounts receivable are net of allowances for doubtful accounts of $0.5 and $1.0 million at December 31, 2002 and 2001, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense for the three years in the period ended December 31, 2002 was $0.5 million, $1.1 million and $0.5 million, respectively.

     Inventories. Inventories consist of raw materials and supplies and finished goods. Raw materials and supplies include ice packaging material, spare parts, bottled water supplies and merchandiser parts. Finished goods include packaged ice and bottled water. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods.

     Property and equipment. Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 2.5 to 40 years. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

     Acquisitions. The Company has accounted for all of its historical acquisitions using the purchase method of accounting. The Company did not complete any acquisitions during the three years in the period ended December 31, 2002 which had a material effect on its consolidated financial position, results of operations or cash flows.

     Goodwill and Other Intangibles. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the Company ceased amortization of its goodwill and certain intangible assets with an indefinite life (see New Accounting Pronouncements). Amortization expense related to these items was $6.0 million in 2001 and $6.1 million in 2000. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life

Goodwill	Indefinite life
Trade names	Indefinite life
Ice factory system patents	Straight line method over 17 years
Debt issue costs	Interest method over the terms of
the debt
Other intangibles	Straight line method over the terms
of the agreements

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Impairment of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value.

     In accordance with SFAS No. 142, goodwill is evaluated using a market valuation approach, based on the valuations of comparable businesses, on annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of this annual evaluation, an additional impairment charge of $4.1 million was recognized at December 31, 2002 in the Company’s non-ice segment.

     Income Taxes. The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

     Revenue Recognition. Revenue is recognized when product (packaged ice, ice packaging bags, bottled water and ice equipment) is delivered to and accepted by customers. There is no right of return with respect to the packaged ice, bags delivered and bottled water. Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contract terms.

     Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Fair Values of Financial Instruments. The Company’s financial instruments consist primarily of cash and cash equivalents (restricted and unrestricted), accounts receivable, accounts payable, debt obligations and an interest rate swap agreement. The carrying amount of cash, cash equivalents, trade accounts receivable and trade accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of the Company’s credit facility is representative of its carrying value based upon the variable rate terms and management’s opinion that the current rates offered to the Company with the same maturity and security structure are equivalent to that of the credit facility. See Note 7 regarding the fair value of the Company’s 9 3/4% Senior Notes and interest rate swap agreement.

     Interest Rate Swap Agreement. The differential to be paid or received on the interest rate swap agreement is accrued as interest rates change and is recognized over the life of the agreement as an increase or decrease in interest expense. The Company does not use this instrument for trading purposes. The Company has entered into this swap arrangement for the purpose of hedging its anticipated cash payments for interest associated with its variable rate debt.

     Stock Options. At December 31, 2002, the Company had three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the intrinsic value method proscribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and loss per share if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	2002	2001	2000

	(in thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(88,598)	$(23,451)	$(7,202)
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(830)	(597)	(582)

Proforma net loss available to common shareholders	$(89,428)	$(24,048)	$(7,784)

Basic and diluted net loss per share of common stock:
As reported	$(4.40)	$(1.19)	$(0.37)
Proforma	$(4.44)	$(1.22)	$(0.40)

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

     New Accounting Pronouncements. On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax). The allocation of the charge to the Company’s ice and non-ice segments was $70.1 million and $3.1 million, respectively.

     On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting requirements for the impairment and disposal of long-lived assets. In November 2002, the Board of Directors approved a plan to sell certain fixed assets within the following twelve months. At December 31, 2002, these assets were classified as “Assets Held for Sale” in the balance sheet and were reported at their fair value in accordance with SFAS No. 144. A non-cash charge of $3.3 million was recognized to reduce the carrying value of the assets to their fair value. Such charge is included in “Impairment of Assets” in the statement of operations.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company adopted SFAS No. 145 upon issuance and as a result, has reflected gains on the extinguishment of debt within continuing operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement on January 1, 2003 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results. The provisions of SFAS No. 148 are effective for years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 upon issuance and the adoption did not have any impact on the Company’s results of operations or financial position. The disclosures in Note 11 related the Company’s stock-based employee compensation plans have been modified to be in conformity with this statement.

     Reclassifications. Certain amounts from previous years have been reclassified to conform to the current year presentation.

3. INVENTORIES

	December 31,

	2002	2001

	(in thousands)
Raw materials and supplies	$5,538	$6,468
Finished goods	1,706	1,223

Total	$7,244	$7,691

4. PROPERTY AND EQUIPMENT

	December 31,

	2002	2001

	(in thousands)
Land	$14,954	$16,913
Buildings	58,791	65,133
Plant, equipment and machinery	182,942	177,801
Construction in progress	—	791

Total property and equipment	256,687	260,638
Less: Accumulated depreciation	91,845	78,661

Total	$164,842	$181,977

     Depreciation expense for the three years in the period ended December 31, 2002 was $19.9 million, $20.6 million and $20.1 million, respectively.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. GOODWILL AND OTHER INTANGIBLES

	December 31,

	2002	2001

	(in thousands)
Goodwill	$136,638	$214,239
Trade names	27,500	27,500
Debt issue costs	11,709	12,093
Other intangibles	8,158	8,225

	184,005	262,057
Less: Accumulated amortization	33,788	29,978

Total	$150,217	$232,079

     Amortization expense for the three years in the period ended December 31, 2002 was $4.8 million, $13.2 million and $8.5 million, respectively.

6. ACCRUED EXPENSES

	December 31,

	2002	2001

	(in thousands)
Accrued interest	$11,424	$11,222
Accrued compensation and employee benefits	8,689	4,697
Derivative liability	4,942	3,899
Accrued property and sales taxes	1,861	1,652
Other	1,568	3,586

Total	$28,484	$25,056

7. LINE OF CREDIT AND LONG-TERM OBLIGATIONS

     The Company had $270 million aggregate principal amount of 9 3/4% Senior Notes outstanding as of December 31, 2001. On each of January 30, 2002 and June 24, 2002, the Company repurchased and retired 9 3/4% Senior Notes with a principal amount of $2.5 million. On each of July 30, 2002 and November 6, 2002, the Company repurchased and retired 9 3/4% Senior Notes with a principal amount of $5 million, for a total of $15 million. These purchases resulted in a total gain on extinguishment of debt of $2.5 million. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the “Indenture”). The 9 3/4% Senior Notes have a final maturity date of February 1, 2005. The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company’s bank credit facility. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company’s capital stock, to incur indebtedness or to create liens. At December 31, 2002, the fair value of the 9 3/4% Senior Notes was $199.2 million, based on market quotations.

     The Company’s 9 3/4% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by all of the Company’s current and future, direct and indirect subsidiaries (the “Subsidiary Guarantors”). There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Packaged Ice, Inc. (the “Parent”) in the form of cash dividends, loans or advances. Condensed consolidating financial statements for the Parent and its subsidiaries, all of which are wholly owned, are not presented as the Parent has no significant independent assets or operations.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On December 27, 2001, the Company’s bank credit facility was refinanced with a new lender. The total commitment under the new facility is $88 million (the “Credit Facility”), consisting a $38 million revolving loan (the “Line of Credit”) and a $50 million term loan (the “Term Loan”). Costs incurred to refinance the Credit Facility were paid through draws on the Line of Credit. At December 31, 2002, the Company had $22.3 million of availability under the Line of Credit, net of outstanding standby letters of credit.

     Principal balances outstanding under the Line of Credit bear interest per annum, at the Company’s option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. There was no balance outstanding on the Line of Credit at December 31, 2002. The outstanding balance at December 31, 2001 was classified as a current liability because of the Company’s intention to use the Line of Credit to fund its working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at the Company’s option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At December 31, 2002, the weighted average interest rate of borrowings outstanding under the Credit Facility was 9.5%. Interest is payable monthly. The Company pays a monthly fee on the average availability under the Credit Facility based on an annual rate of 0.5%, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the Credit Facility.

     For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the Term Loan equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Facility). This principal payment is due within 10 days of delivery of the annual audited financial statements to the lenders, which may occur no later than 90 days after a fiscal year end. In accordance with the Credit Facility, the principal payment can be waived if certain conditions are met and the Company pays the Amortization Waiver Fee (as defined in the Credit Facility). The Company anticipates obtaining a waiver for the 2002 principal payment and paying the related Amortization Waiver Fee of $0.4 million in March 2003. The Amortization Waiver Fee was accrued as of December 31, 2002. Any balance outstanding under the Term Loan is due upon the final maturity date of October 31, 2004.

     The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company’s assets and the capital stock of all of the Company’s significant subsidiaries. At December 31, 2002, the Company was in compliance with these covenants.

     At December 31, 2002, the Company had $7.1 million of standby letters of credit outstanding, primarily to secure certain insurance obligations. Due to the timing of the refinancing of the Credit Facility in December 2001, the Company was required to cash collateralize the letters of credit outstanding at that time at a rate of 105% of the face amount. This collateral was reported as restricted cash in the balance sheet as of December 31, 2001.

     On November 28, 2000, the Company entered into an interest rate collar agreement (the “Collar Agreement”). If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, the Company will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, the Company will pay the difference plus 1%. Any amounts payable or receivable are settled monthly. The Collar Agreement has a notional amount of $50 million and a term of 4 years. When the Credit Facility was refinanced on December 27, 2001, $3.6 million of amounts previously deferred in accumulated other comprehensive loss on the balance sheet were realized in current period income as the original hedged, forecasted transaction was no longer deemed probable of occurring. The Collar Agreement was redesignated as a hedge of the new Credit Facility with subsequent changes in fair value deferred in other comprehensive income or loss. During 2002 and 2001, interest expense included $2.5

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million and $5.0 million, respectively, related to the Collar Agreement. During 2000, there was no financial statement impact as the Index Rate was between 5.75% and 7.75%.

     If the Company had been required to settle the Collar Agreement as of December 31, 2002, the Company would have had to pay $4.9 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

     At December 31, 2002 and 2001, long-term obligations consisted of the following:

	December 31,

	2002	2001

	(in thousands)
9 3/4% Senior Notes	$255,000	$270,000
Unamortized debt discount on 9 3/4% Senior Notes	(79)	(123)
Term Loan	50,000	50,000
Other	293	485

Total long-term obligations	305,214	320,362
Less: Current maturities	67	188

Long-term obligations, net	$305,147	$320,174

     As of December 31, 2002, principal maturities of long-term obligations for the next five years are as follows:

(in thousands)
2003	$67
2004	50,045
2005	254,971
2006	50
2007	56
And thereafter	25

Total	$305,214

8. INCOME TAXES

     The Company incurred losses for each of the three years ended December 31, 2002, 2001 and 2000 for both financial reporting and tax return purposes. Due to the uncertainty of being able to utilize such losses to reduce future taxes, a valuation allowance has been provided to reduce to zero the net deferred tax assets resulting primarily from the loss carryforwards available.

     The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Federal income tax benefit at statutory rate	$(28,828)	$(6,798)	$(1,383)
State income taxes, net of federal income tax benefits	(2,798)	(660)	(134)
Increase (decrease) in valuation allowance	18,347	5,367	(5,056)
Non-deductible goodwill	12,095	—	—
Change in deferred taxes due to acquisitions	—	—	5,276
Non-deductible expenses and other	1,184	2,091	1,297

Total provision for income taxes	$—	$—	$—

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Deferred Tax Liability:
Intangible assets	$4,394	$(8,484)	$(6,741)
Property and equipment	(17,100)	(18,374)	(16,266)

Total deferred tax liabilities	$(12,706)	$(26,858)	$(23,007)

Deferred Tax Asset:
Other assets	$2,999	$3,254	$1,507
Net operating loss carryforwards	37,985	33,535	26,064

Total deferred tax assets	$40,984	$36,789	$27,571

Net deferred tax assets	$28,278	$9,931	$4,564
Valuation allowance	(28,278)	(9,931)	(4,564)

Total deferred taxes	$—	$—	$—

     At December 31, 2002, the Company had approximately $102 million of net operating loss carryforwards that expire between 2005 and 2022. There will be an annual limitation on the utilization of the outstanding net operating loss carryforwards due to an ownership change, as defined by Section 382 of Internal Revenue Code, as amended.

9. CAPITAL STOCK

     Preferred Stock. The Company’s Board of Directors has authorized the designation of 500,000 shares of $0.01 par value 10% exchangeable preferred stock. Holders of the 10% exchangeable preferred stock are entitled to receive dividends equal to 10% of the liquidation preference of $100 per share, and all dividends are fully cumulative. Dividends may be paid in cash or in kind by issuing a number of additional shares of the 10% exchangeable preferred stock. Dividend payments made after December 2, 2001, are required to be made in cash, except to the extent prohibited by the Company’s 9 3/4% Senior Note Indenture and Credit Facility. Both the Indenture and the Credit Facility prohibit the payment of any cash dividends during the terms of the agreements. If dividends are paid in kind, the Company shall also issue to holders of the 10% exchangeable preferred stock additional warrants to purchase common stock at an exercise price of $13.00 per share. The warrants are valid until the earlier to occur of (a) April 15, 2005 or (b) the first anniversary of the last day of the first period of 20 consecutive days following a qualifying initial public offering, as defined in the securities purchase agreement, during which there is a closing price on each such trading day and the closing price on each such trading day equals or exceeds the threshold price, as defined. Holders of the 10% exchangeable preferred stock have no voting rights other than approval rights with respect to the issuance of parity or senior securities, and as otherwise provided by the Texas Business Corporation Act. The Company may redeem the 10% exchangeable preferred stock at any time subject to contractual and other restrictions. The Company is obligated to redeem the 10% exchangeable preferred stock for cash on April 15, 2005.

     During 2002, 2001 and 2000, the Company paid no cash dividends on the 10% exchangeable preferred stock, electing to pay in kind dividends on the respective dividend dates. In kind dividends for the years ended December 31, 2002, 2001 and 2000 totaled 37,484, 33,998 and 30,838 shares, respectively, of 10% exchangeable preferred stock and warrants to purchase 288,337, 261,525 and 237,217 shares of common stock, respectively, at $13 per share.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Common Stock. Holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company. Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

10. LOSS PER SHARE

     The computation of loss per share is based on net loss, after deducting the dividend requirement of preferred stock ($3.8 million in 2002, $3.5 million in 2001 and $3.1 million in 2000), divided by the weighted average number of shares outstanding. Options to purchase 2.0 million shares and warrants to purchase 3.2 million shares of common stock that are outstanding but exercisable at prices above the Company’s average common stock price have not been included in the computation of diluted net loss per share and weighted average common shares outstanding. For the years ended December 31, 2002, 2001 and 2000, there are 0.59 million, 0.49 million and 0.70 million shares, respectively, of dilutive securities which are not included in the computation of diluted loss per share as their effect would be anti-dilutive.

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Net loss per share of common stock:
Basic and diluted weighted average common shares outstanding	20,157	19,756	19,340

Basic and diluted net loss available to common shareholders	$(4.40)	$(1.19)	$(0.37)

Net loss for basic and diluted computation:
Net loss before cumulative effect of change in accounting principle and preferred dividends	$(11,558)	$(19,993)	$(4,068)
Cumulative effect of change in accounting principle	(73,230)	—	—
Preferred share dividends	(3,810)	(3,458)	(3,134)

Net loss available to common shareholders	$(88,598)	$(23,451)	$(7,202)

11. EMPLOYEE BENEFIT PLANS

     401(k) Plan. The Company has established a 401(k) defined contribution savings plan for the benefit of all employees who have completed one year of service and have met the eligibility requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $204,899, $481,582 and $476,351 in 2002, 2001 and 2000, respectively.

     1994 Stock Option Plan. During 1994, the shareholders approved the Packaged Ice, Inc. 1994 Stock Option Plan that reserved for issuance 400,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options to employees, outside directors and consultants and advisors to the Company or any of its subsidiaries. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, vest in equal annual installments over five years and expire 10 years from the date of grant. All outstanding options became fully vested at the date of the Company’s initial public offering.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table indicates share and exercise price information with respect to the 1994 Stock Option Plan for the three years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	313,950	$11.32	335,200	$11.24	385,700	$11.01
Granted	—	0.00	—	0.00	—	0.00
Exercised	—	0.00	—	0.00	—	0.00
Forfeited	(85,500)	12.97	(21,250)	9.93	(50,500)	9.56

Outstanding at end of year	228,450	$10.71	313,950	$11.32	335,200	$11.24

Weighted average fair value of options granted during the year		$0.00		$0.00		$0.00

     Options outstanding at December 31, 2002 consisted of the following:

		Weighted	Weighted
Range of		Average	Average
Exercise Prices	Number of	Exercise Price	Remaining
per Share	Options	per Share	Contractual Life

$6.22-$7.50	29,500	$6.68	2.7 years
$10.00	120,000	$10.00	4.0 years
$13.00-$15.00	78,950	$13.29	3.8 years

     All options outstanding under the 1994 Stock Option Plan were exercisable as of December 31, 2002.

     1998 Stock Option Plan. During 1998, the shareholders approved the Packaged Ice, Inc. 1998 Stock Option Plan that reserved for issuance 1,000,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock and stock bonuses to officers, employees, outside directors and consultants and advisors to the Company or any of its subsidiaries at the discretion of the Compensation Committee of the Board of Directors. The plan provides for the underlying shares that are no longer subject to purchase pursuant to an option previously granted to be reoptioned. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant, become exercisable in annual increments for up to five years commencing one year after the date of grant and expire not more than 10 years from the date of grant. Certain option grants also provide for vesting based on the appreciation of the Company’s common stock price.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table indicates share and exercise price information with respect to the 1998 Stock Option Plan for the three years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	976,452	$6.18	836,951	$7.45	415,289	$11.94
Granted	20,000	2.00	211,300	2.09	480,800	4.13
Exercised	—	0.00	—	0.00	—	0.00
Forfeited	(109,979)	10.84	(71,799)	8.91	(59,138)	11.97

Outstanding at end of year	886,473	$5.51	976,452	$6.18	836,951	$7.45

Weighted average fair value of options granted during the year		$1.60		$0.95		$2.28

     Options outstanding at December 31, 2002 consisted of the following:

				Exercisable Options

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Prices	Number of	Exercise Price	Remaining	Number of	Exercise Price
per Share	Options	per Share	Contractual Life	Options	Per Share

$1.70-$2.00	198,100	$1.99	7.0 years	63,620	$1.98
$4.13	445,075	$4.13	5.1 years	178,030	$4.13
$8.00	142,032	$8.00	5.1 years	85,219	$8.00
$15.00	101,266	$15.00	3.8 years	81,013	$15.00

     2001 Stock Option Plan. During 2001, the shareholders approved the Packaged Ice, Inc. 2001 Stock Option Plan that reserved for issuance 1,000,000 shares of common stock. This plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock and stock bonuses to officers, employees, outside directors and consultants and advisors to the Company or any of its subsidiaries at the discretion of the Compensation Committee of the Board of Directors. The plan provides for the underlying shares that are no longer subject to purchase pursuant to an option previously granted to be reoptioned. Stock options have an exercise price equal to the fair market value of the shares of common stock at the date of grant and expire not more than 10 years from the date of grant. Options become exercisable in annual increments for up to five years commencing one year after the date of grant, with the exception of one grant of 100,000 shares in 2001 which were vested upon issuance. Certain option grants also provide for vesting based on the appreciation of the Company’s common stock price.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table indicates share and exercise price information with respect to the 2001 Stock Option Plan for the years ended December 31, 2002 and 2001:

	2002		2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	865,000	$1.97	—	$0.00
Granted	25,000	2.00	1,009,000	1.94
Exercised	—	0.00	(100,000)	1.60
Forfeited	(31,900)	2.00	(44,000)	2.00

Outstanding at end of year	858,100	$1.97	865,000	$1.97

Weighted average fair value of options granted during the year		$1.63		$1.42

     Options outstanding at December 31, 2002 consisted of the following:

				Exercisable Options

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Prices	Number of	Exercise Price	Remaining	Number of	Exercise Price
per Share	Options	per Share	Contractual Life	Options	Per Share

$1.60-$1.85	80,000	$1.69	8.4 years	16,000	$1.69
$2.00	778,100	$2.00	8.5 years	150,620	$2.00

     For purposes of estimating the fair value of stock options issued in 1998, the “minimum value” method for option-pricing was used as there was no public market for the Company’s common stock. The “Black-Scholes” method was used determine the fair value of options issued subsequent to 1998. The Black-Scholes calculations used the following weighted average assumptions:

	2002	2001	2000

Dividend yield	0.00%	0.00%	0.00%
Volatility	72.75%	59.21%	58.35%
Risk free interest rate	5.03%	5.17%	6.03%
Expected lives	10 years	10 years	10 years

     2000 Employee Stock Purchase Plan. During 2000, the shareholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to be a tax qualified plan under Section 423 of the Internal Revenue Code, as amended, and offers employees of the Company the right to purchase shares of the Company’s common stock each quarter. The purchase price is the lesser of 85% of the closing market price on the first or last trading day of each quarter. In January 2000, 250,000 shares of common stock was reserved for issuance under the ESPP. An additional 250,000 shares were reserved for issuance as a result of a shareholder vote in June 2001. During 2002, 2001 and 2000, the Company issued 16,967, 415,906 and 66,936 shares, respectively, at an average price of $0.91, $1.41 and $3.02 per share, respectively. Contributions to the ESPP were suspended in the fourth quarter of 2001 pending the authorization of additional shares by the Company’s shareholders.

     2002 Senior Executive Restricted Stock Plan. In May 2002, the Company adopted the 2002 Senior Executive Restricted Stock Plan (the “Restricted Stock Plan”). The Restricted Stock Plan was approved by the Board of Directors, but was not submitted for a shareholder vote. Upon adoption of the Restricted Stock Plan, certain executives were granted a total of 200,000 shares of the Company’s common

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock. Such restricted shares were not transferable by the executive and had no voting rights. The market value of the Company’s common stock at the date of issuance was $1.22 per share. The removal of the restriction was contingent upon the Company achieving certain performance goals for the fiscal year ended December 31, 2002. Subsequent to year end, it was determined that the performance goals were not met and the shares of restricted stock were forfeited and cancelled in February 2003.

12. SEGMENT INFORMATION

     The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and the Ice Factory. Non-ice products and services include refrigerated warehouses and the manufacturing and distribution of bottled water. During 2001, the Company sold the majority of its ice production equipment sale and leasing business and two small refrigerated warehouses.

     The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“EBITDA”). Segment assets are not a factor in the evaluation of performance. During the years ended December 31, 2002, 2001 and 2001, there were no intersegment sales. Segment information for the years ended December 31, 2002, 2001 and 2000 is as follows:

     For the Year Ended December 31, 2002:

	Ice	Non-Ice	Total

	(in thousands)
Revenues	$216,654	$19,006	$235,660
Cost of sales	131,592	13,260	144,852

Gross profit	85,062	5,746	90,808
Operating expenses	31,127	2,612	33,739
Other income (loss), net	164	(3)	161

EBITDA	$54,099	$3,131	$57,230

     For the Year Ended December 31, 2001:

	Ice	Non-Ice	Total

	(in thousands)
Revenues	$223,019	$21,228	$244,247
Cost of sales	143,378	13,056	156,434

Gross profit	79,641	8,172	87,813
Operating expenses	34,026	3,346	37,372
Other income (loss), net	26	(7)	19

EBITDA	$45,641	$4,819	$50,460

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     For the Year Ended December 31, 2000:

	Ice	Non-Ice	Total

	(in thousands)
Revenues	$224,034	$20,010	$244,044
Cost of sales	138,341	11,548	149,889

Gross profit	85,693	8,462	94,155
Operating expenses	33,376	3,763	37,139
Other income, net	17	—	17

EBITDA	$52,334	$4,699	$57,033

     A reconciliation of EBITDA to net loss before preferred dividends for the three years ended December 31, 2001, 2000 and 1999 is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
EBITDA	$57,230	$50,460	$57,033
Depreciation and amortization	(24,704)	(33,816)	(28,631)
(Loss) gain on disposition of assets	(4,345)	49	—
Impairment of assets	(7,363)	—	—
Gain on extinguishment of debt	2,494	—	—
Interest expense	(34,870)	(36,686)	(32,470)
Income taxes	—	—	—
Cumulative effect of change in accounting principle	(73,230)	—	—

Net loss before preferred dividends	$(84,788)	$(19,993)	$(4,068)

13. COMMITMENTS AND CONTINGENCIES

     The Company has an agreement to purchase the bagging component of the Ice Factory from an exclusive manufacturer until a minimum of 3,600 components is purchased. Since inception of this agreement, the Company has purchased approximately 3,070 components. Expenditures related to this agreement were $0.4 million in 2002, $0.6 million in 2001 and $3.9 million in 2000.

     The Company has an exclusive agreement to purchase ice makers for the Ice Factory from a related party. Expenditures related to this agreement were $0.1 million in 2002, $0.7 million in 2001 and $2.3 million in 2000.

     The Company has leased certain facilities and equipment. Under these and other operating leases, future minimum annual rentals at December 31, 2002 were approximately $12.6 million in 2003, $9.9 million in 2004, $7.5 million in 2005, $5.7 million in 2006, $3.5 million in 2007 and $5.0 million thereafter. Rent expense was $12.3 million, $11.9 million and $8.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Certain of these facilities are leased from a related party. Rent expense related to these properties was $0.4 million per year in 2002, 2001 and 2000.

     In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer (the “Supply Agreement”) in which the Company committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. As of May 31, 2002, the Company had not purchased the

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

minimum quantities required by the Supply Agreement and was in default. Effective June 1, 2002, the Supply Agreement was amended to cure the default. Certain terms of the Supply Agreement were modified, including extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. Management believes the Company will be in compliance with the amended Supply Agreement at May 31, 2003.

     The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     The Company is a party to a lawsuit in connection with an ammonia release at its Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation. This lawsuit was filed August 30, 2001 in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana and has been assigned docket number 487373 Division N. There are multiple plaintiffs who have primarily alleged injuries consisting of inconvenience, watery eyes and offensive odors. The plaintiffs have not made a specific request for relief in the lawsuit. The Company maintains insurance to cover such events and its insurance carrier is contesting the suit and plans to vigorously defend against any claims. This lawsuit is still in a preliminary stage and the ultimate outcome is impossible to determine at this time. An unfavorable result in excess of the available insurance coverage could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14. QUARTERLY INFORMATION (UNAUDITED)

     The following table summarizes the unaudited quarterly information for the years ended December 31, 2002 and 2001. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

2002	1st	2nd	3rd	4th	Year

		(in thousands, except per share amounts)
Revenues	$32,780	$73,459	$86,452	$42,969	$235,660
Gross profit	6,627	32,373	38,035	13,773	90,808
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	(17,191)	8,154	13,353	(19,684)	(15,368)
Net income (loss) available to common shareholders	(90,421)	8,154	13,353	(19,684)	(88,598)

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic income (loss) per share:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$(0.85)	$0.40	$0.66	$(0.98)	$(0.76)
Cumulative effect of change in accounting principle	(3.64)	—	—	—	(3.64)

Net income (loss) available to common shareholders	$(4.49)	$0.40	$0.66	$(0.98)	$(4.40)

Diluted income (loss) per share:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$(0.85)	$0.39	$0.64	$(0.98)	$(0.76)
Cumulative effect of change in accounting principle	(3.64)	—	—	—	(3.64)

Net income (loss) available to common shareholders	$(4.49)	$0.39	$0.64	$(0.98)	$(4.40)

     During the first quarter of 2002, the Company recognized an extraordinary gain on extinguishment of debt of $0.439 million, or $0.02 per basic and diluted share. Upon adoption of SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in the second quarter of 2002, the Company reclassified the extraordinary gain to continuing operations.

2001	1st	2nd	3rd	4th	Year

	(in thousands, except per share amounts)
Revenues	$32,518	$77,472	$88,328	$45,929	$244,247
Gross profit	4,824	32,625	37,720	12,644	87,813
Net income (loss) available to common shareholders	(20,728)	6,220	11,928	(20,871)	(23,451)
Earnings per share:
Basic	(1.07)	0.32	0.60	(1.04)	(1.19)
Diluted	(1.07)	0.31	0.58	(1.04)	(1.19)

     The sum of the individual quarters earnings per share do not agree with year-to-date earnings per share as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of options and warrants in each quarter. In periods of loss, dilutive effects become antidilutive and are not considered in the computation of loss per share.

Exhibit Index

Exhibit No.	Description

2.1	Stock Purchase Agreement between Packaged Ice, Inc. and Suiza Foods Corporation dated March 27, 1998. (Exhibit 2.1)(5)
2.2	Stock Purchase Agreement between Packaged Ice, Inc., WLR Foods, Inc. and Cassco Ice & Cold Storage, Inc. dated July 31, 1998. (Exhibit 2.1)(7)
3.1	Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on February 5, 1992. (Exhibit 3.2)(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of Packaged Ice filed with the Secretary of State of the State of Texas on August 11, 1998. (Exhibit 3.2) (6)
3.3	Amended and Restated Bylaws of Packaged Ice, effective as of January 20, 1997. (Exhibit 3.5)(1)
4.1	Amended and Restated Certificate of Designation of 10% Exchangeable Preferred Stock. (Exhibit 4.12)(5)
4.2	Indenture by and among Packaged Ice, as Issuer, the Subsidiary Guarantors and U.S. Trust Company of Texas, N.A. as Trustee dated as of January 28, 1998, Amended and Restated as of April 30, 1998. (Exhibit 4.1)(5)
4.3	Common Stock Purchase Warrant, dated July 17, 1997, executed by Packaged Ice for the benefit of SV Capital Partners LP. (Exhibit 10.39)(2)
4.4	Registration Rights Agreement by and between Packaged Ice and Silver Brands Partners, L.P. (formerly SV), dated February 3, 1999. (Exhibit 4.7)(9)
4.5	Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of April 17, 1997. (Exhibit 10.12)(1)
4.6	Warrant Agreement among Packaged Ice and U.S. Trust Company of Texas, N.A., a national banking association, as Warrant Agent, dated as of October 16, 1997. (Exhibit 10.7)(3)
4.7	Common Stock Purchase Warrant Agreement issued by Packaged Ice and issued to Culligan Water Technologies, Inc. issuing 1,807,692 fully paid and nonassessable shares of Packaged Ice’s common stock at an exercise price of $13.00 per share dated December 2, 1997. (Exhibit 10.3)(4)
4.8	Registration Rights Agreement by and among Packaged Ice, Culligan Water Technologies, Inc. and Erica Jesselson. (Exhibit 10.5)(4)
4.9	Rights Agreement dated as of October 29, 1999, between the Company and American Stock Transfer & Trust Company as Rights Agent. (Exhibit 1)(11)
4.10	First Amendment to the Warrant Agreement, dated April 24, 2001, between the Company and U.S. Trust Company of Texas, N.A. amending the Warrant Agreement dated October 16, 1997. (Exhibit 4.1)(13)
10.1	Packaged Ice, Inc. 2000 Employee Stock Purchase Plan. (Exhibit 10.2)(10)
10.2	1994 Stock Option Plan, dated July 26, 1994. (Exhibit 10.10)(1)
10.3	1998 Stock Option Plan, dated June 19, 1998. (Exhibit 10.34)(8)
10.4	2001 Stock Option Plan, dated May 9, 2001. (Exhibit B)(12)
10.5	Form of Indemnification Agreement entered into by Packaged Ice in favor of members of the Board of Directors. (Exhibit 10.31)(1)
10.6	Development and Manufacturing Agreement by and between Lancer Corporation and Packaged Ice, dated April 13, 1993. (Exhibit 10.32)(1)
10.7	Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of William P. Brick and Jimmy C. Weaver, individually). (Exhibit 10.1)(13)

Exhibit No.	Description

10.8	Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Graham D. Davis, Steven J. Janusek and Ben D. Key, individually). (Exhibit 10.2)(13)
10.9	Form of Strategic Management Team Change of Control Bonus Agreement, dated May 9, 2001 (entered into between the Company and each of Thomas L. Dann, Michael P. Busch, Billy W. Daniel, Joseph A. Geloso, William A. Newberry and Neil D. Showalter, individually). (Exhibit 10.3)(13)
10.10	Severance Agreement between the Company and James F. Stuart, dated April 19, 2001. (Exhibit 10.5)(13)
10.11	Severance Agreement between the Company and Leonard A. Bedell, dated June 1, 2001. (Exhibit 10.6)(13)
10.12	Agreement between the Company and A.J. Lewis III, dated June 19, 2001. (Exhibit 10.7)(13)
10.13	The Second Amended and Restated Credit Agreement dated as of December 27, 2001 by and among Packaged Ice, Inc., as Borrower, the Lenders from Time to Time Party Hereto, and Ableco Finance LLC, as Collateral Agent and Administrative Agent. (Exhibit 4.1)(14)
10.14	Amended and Restated Subsidiary Guaranty dated as of December 27, 2001. (Exhibit 10.20)(15)
10.15	First Amendment to Second Amended and Restated Credit Agreement dated as of January 30, 2002. (Exhibit 10.21)(15)
10.16	Second Amendment to Second Amended and Restated Credit Agreement dated as of February 19, 2002. (Exhibit 10.22) (15)
10.17†	Third Amendment to Second Amended and Restated Credit Agreement dated as of March 4, 2003.
10.18	2002 Senior Executive Restricted Stock Plan. (Exhibit 10.1)(16)
10.19†	Form of First Amendment to Indemnification Agreement entered into by Packaged Ice in favor of the Board of Directors.
21.1†	List of subsidiaries.
23.1†	Consent of Deloitte & Touche LLP.
99.1†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

(1)	Filed as an Exhibit to Packaged Ice’s Registration Statement on Form S-4 (File No. 333-29357), filed with the Commission on June 16, 1997.

(2)	Filed as an Exhibit to the Amendment No. 1 to Packaged Ice’s Registration Statement on Form S-4 (No. 333-29357), filed with the Commission on July 29, 1997.

(3)	Filed as an Exhibit to Packaged Ice’s Third Quarter Disclosure on Form 10-Q with the Commission on November 14, 1997.

(4)	Filed as an Exhibit to Form 8-K filed on behalf of Packaged Ice with the Commission on December 15, 1997.

(5)	Filed as an Exhibit to Form 8-K/A filed on behalf of Packaged Ice with the Commission on May 12, 1998.

(6)	Filed as an Exhibit to Amendment No. 1 to Packaged Ice’s Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on October 2, 1998.

(7)	Filed as an Exhibit to Packaged Ice’s Form 8-K filed with the Commission on October 14, 1998.

(8)	Filed as an Exhibit to Amendment No. 2 to Packaged Ice’s Registration Statement on Form S-1 (File No. 333-60627), filed with the Commission on January 4, 1999.

(9)	Filed as an Exhibit to Packaged Ice’s Form 10-K filed with the Commission on March 30, 1999.

(10)	Filed as an Exhibit to Packaged Ice’s Form 10-K filed with the Commission on March 28, 2000.

(11)	Filed as an Exhibit to Form 8-A12G filed on behalf of Packaged Ice with the Commission on November 1, 1999.

(12)	Filed as an Exhibit to Packaged Ice’s Definitive Proxy Statement filed with the Commission on May 17, 2001.

(13)	Filed as an Exhibit to Packaged Ice’s Second Quarter Disclosure on Form 10-Q with the Commission on August 9, 2001.

(14)	Filed as an Exhibit to Packaged Ice’s Form 8-K filed with the Commission on January 10, 2002.

(15)	Filed as an Exhibit to Packaged Ice’s Form 10-K filed with the Commission on March 28, 2002.

(16)	Filed as an Exhibit to Packaged Ice’s Second Quarter Disclosure on Form 10-Q with the Commission on August 9, 2002.

(b) Reports on Form 8-K.

     Packaged Ice, Inc. filed a report on Form 8-K with the Securities & Exchange Commission on January 21, 2003, which announced the appointment of Credit Suisse First Boston of New York to assist the Company in evaluating financial and strategic alternatives.