Form 10-K/A
period 2002-12-31
PACKAGED ICE INC
filed 2003-04-29
CIK 917731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and none will be contained, to the best of the Registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [  ]

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 28, 2002 was $19.5 million based on the closing price on that date on the American Stock Exchange. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrants common stock, $.01 par value, as of April 25, 2003 was 20,157,304 shares.

Documents incorporated by reference: None

PACKAGED ICE, INC. AND SUBSIDIARIES
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2002

INTRODUCTORY NOTES AND TABLE OF CONTENTS

Packaged Ice, Inc. hereby amends and restates in their entirety, each of the following items of the Packaged Ice, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2003.

		PAGE

PART III
Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management	9
Item 13.	Certain Relationships and Related Transactions	11

In addition, Packaged Ice, Inc. hereby amends the following item of the Packaged Ice, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 20, 2003, to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 99.3 and 99.4.

PART IV
Item 15.	Exhibits, Financial Statements and Schedules and Reports on Form 8-K	11
SIGNATURES		12
CERTIFICATIONS		13

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above and set forth below.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information as of April 25, 2003 regarding the directors and executive officers of Packaged Ice, Inc. (“Packaged Ice”). Each of the officers has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any of the officers and any other person pursuant to which they were or are to be selected as an officer.

NAME	AGE	POSITIONS

William P. Brick	52	Chief Executive Officer and Chairman of the Board of Directors
Jimmy C. Weaver	49	President, Chief Operating Officer and Director
Steven J. Janusek	31	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary
Graham D. Davis	48	Executive Vice President – Central Operations
Ben D. Key	48	Senior Vice President – Sales and Marketing
Thomas L. Dann	54	Senior Vice President – Western Operations
Joseph A. Geloso	48	Senior Vice President – Eastern Operations
Mark A. Steffek	34	Vice President – Finance and Treasurer
Richard A. Coonrod	72	Director
A.J. Lewis III	47	Director
Robert G. Miller	52	Director
Tracy L. Noll	54	Director
Steven P. Rosenberg	44	Director

      William P. Brick, age 52, became Chief Executive Officer of Packaged Ice in April 2001 and the Chairman of the Board of Directors in June 2001. Prior to joining Packaged Ice, Mr. Brick was employed by Suiza Foods Corporation (“Suiza”), where he served as Executive Vice President from July 1996 to October 1996, and as Chief Operating Officer of Dairy Operations from October 1996 until January 2000. Before joining Suiza, Mr. Brick was the Vice President – Sales and Marketing for the Metropoulos Management Group from February 1996 until June 1996. From 1995 until January 1996, he served as Vice President – Sales and Marketing for Ultra Products. In addition, from 1991 until December 1994, Mr. Brick held various positions with the Morningstar Group, Inc., including Vice President of Sales, and he served in several capacities for Palm Diaries Inc. in Calgary, Alberta, from 1988 until 1991.

      Jimmy C. Weaver, age 49, became Chief Operating Officer of Packaged Ice in April 1998, President in February 2001 and a director in May 2002. From April 1998 through January 2001, he served as Executive Vice President of Packaged Ice. Mr. Weaver joined Reddy Ice Corporation (“Reddy Ice”) in September 1996 and was President of Reddy Ice prior to its acquisition by Packaged Ice. From May 1993 until August 1996, Mr. Weaver was Vice President of Sales and Marketing of Booth/Crystal Tips, a manufacturing division of Scotsman Industries based in Dallas, Texas, that produces and sells ice making equipment.

      Steven J. Janusek, age 31, became Packaged Ice’s Chief Financial Officer in October 2000 and Secretary in June 2001. Mr. Janusek is a certified public accountant and served as Treasurer from February 2000 until March 2001, and as Corporate Controller from January 1998 until October 2000. Mr. Janusek joined Southwestern Ice, Inc. (“Southwestern Ice”) in July 1994 and from January 1996 served as the Corporate Controller of Southwestern Ice until its merger with Packaged Ice in April 1997. Mr. Janusek briefly resigned his position as Chief Financial Officer in March 2001 to pursue another opportunity, but returned to Packaged Ice as Chief Financial Officer in April 2001.

      Graham D. Davis, age 48, is Packaged Ice’s Executive Vice President - Central Operations. From April 1998 through March 2001, he was Packaged Ice’s Senior Vice President – Western Operations. Mr. Davis joined

Reddy Ice in 1977 as Controller. For the five years prior to joining Packaged Ice, Mr. Davis was Executive Vice President of Operations of Reddy Ice.

      Ben D. Key, age 48, became Packaged Ice’s Senior Vice President – Sales and Marketing in April 2001. From April 1998 until April 2001, Mr. Key served Packaged Ice as Vice President – Sales and Marketing. Mr. Key joined Reddy Ice in June 1997 and served in the same position prior to its acquisition. Prior to joining Reddy Ice, Mr. Key was engaged in government service and political consulting for twenty years.

      Thomas L. Dann, age 54, became Packaged Ice’s Senior Vice President - Western Operations in February 2001. Mr. Dann joined Reddy Ice in 1987 through the acquisition of his company, Lampasas Ice, which he owned and operated from 1966. While at Reddy Ice and subsequently at Packaged Ice, Mr. Dann has served in various management positions including plant manager, zone manager and area vice president.

      Joseph A. Geloso, age 48, became Packaged Ice’s Senior Vice President - Eastern Operations in February 2001. Mr. Geloso joined Reddy Ice in 1987 as a plant manager. While at Reddy Ice and subsequently at Packaged Ice, Mr. Geloso served in various management positions including plant manager, zone manager and area vice president.

      Mark A. Steffek, age 34, became Packaged Ice’s Vice President -Finance and Treasurer in April 2001. Mr. Steffek is a certified public accountant and from September 1991 until he joined Packaged Ice in September 2000 as its Director of Financial Reporting and Assistant Treasurer, he served as an auditor with Deloitte & Touche LLP.

      Richard A. Coonrod, age 72, has been a director since 1995 and is a member of the Compensation, Audit and Corporate Governance and Nominating Committees of the Board of Directors. Mr. Coonrod has been a general partner of The Food Fund Limited Partnership since 1989 and has been President of Coonrod Agriproduction Corporation, a food and agribusiness consulting and investment firm, since 1985. Mr. Coonrod was a director of Orange-Co, Inc. from 1987 until 1988, and was a director of Michael Foods, Inc., from 1994 until April 2001.

      A.J. Lewis III, age 47, has been a shareholder and a director of Packaged Ice since 1991. Mr. Lewis acquired Mission Party Ice, Inc. in 1988 and was its president and the sole director until Packaged Ice purchased it in April 1997. He founded Southwest Texas Packaged Ice, Inc. in 1991 and was its president and a director from inception until its acquisition by Packaged Ice in April 1997. Mr. Lewis served as President of Packaged Ice from January 1997 until February 2001, as Vice Chairman of the Board of Directors from February 2001 until April 2001 and Chairman of the Board of Directors from April 2001 until June 2001. Since 1989, Mr. Lewis has been a director and president of Southwest Texas Equipment Distributors, Inc., which is a distributor of Hoshizaki ice making equipment. See “Certain Relationships and Related Transactions.”

      Tracy L. Noll, age 54, has been a director since September 2002 and is a member of the Audit and Compensation Committees of the Board of Directors. Mr. Noll is President and Chief Operating Officer of National Dairy Holdings, L.P., a $2 billion private company. He previously served as Executive Vice President, Corporate Development of Suiza Foods Corporation, now known as Dean Foods Company, from 1997 to 2001 and as Suiza’s Executive Vice President and Chief Financial Officer from 1994 to 1997. Mr. Noll is a certified public accountant and is a member of the Board of Directors of two private companies.

      Robert G. Miller, age 52, has been a director of Packaged Ice since April 1997 and is a member of the Audit and Corporate Governance and Nominating Committees of the Board of Directors. Mr. Miller is a private investor and was Chairman of the Board of Directors of Southwestern Ice, Inc., from February 1992 until its acquisition by Packaged Ice in April 1997. From 1980 to 1992, Mr. Miller was President and Chief Executive Officer of Glacier Water, Inc., a publicly traded water vending company.

      Steven P. Rosenberg, age 44, has been a shareholder and director of Packaged Ice since 1991 and was Vice Chairman of the Board of Directors from April 2001 until June 2001. He is a member of the Compensation and Corporate Governance and Nominating Committees of the Board of Directors. Mr. Rosenberg is Chief Executive Officer of Centego Marketing, Inc. From 1992 to February 1997, Mr. Rosenberg was President of Arrow Industries, now a wholly owned subsidiary of ConAgra.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires Packaged Ice’s officers and directors, and persons who beneficially own more than 10% of Packaged Ice’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the regulations of the Commission require such officers, directors and greater than 10% shareholders to furnish Packaged Ice with copies of all such reports that they file. Packaged Ice believes that during the fiscal year ended December 31, 2002, all of its directors, officers and greater than 10% beneficial owners complied with all applicable filing requirements, with the following exceptions: Form 4’s were not timely filed to report a single securities purchase by A.J. Lewis III in each of February and May 2002 and two securities purchases in August 2002. Form 5’s relating to two grants of stock options in 2001, which were not previously reported, were not timely filed by William P. Brick, Jimmy C. Weaver, Graham D. Davis, Thomas L. Dann, Joseph A. Geloso and Mark A. Steffek. The Form 5’s for Messrs. Dann and Steffek also reported three and one stock option grants, respectively, that were not included in their respective Form 3’s filed in 2001. Form 5’s relating to one grant of stock options in 2001, which were not previously reported, were not timely filed by Steven J. Janusek, Ben D. Key, Richard A. Coonrod, A.J. Lewis III, Robert G. Miller and Steven P. Rosenberg. Additionally, Form 5’s to report two stock option grants in 2001 to former executive officer Neil D. Showalter and one stock option grant to former director David J. Losito were not timely filed.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain compensation information for Packaged Ice’s Chief Executive Officer and four additional highly compensated executive officers (the “Named Executive Officers”) for the three years ended December 31, 2002, 2001 and 2000:

							Long Term
							Compensation -
			Annual Compensation				Securities
							Underlying	All Other
Name/Principal Position	Year		Salary	Bonus	All Other		Options/SARs	Compensation

William P. Brick	2002		$360,000	$481,219	$19,404	(2)	—	$9,300	(3)
Chairman of the Board, Chief	2001	(1)	236,692	40,500	—		250,000	5,281	(4)
Executive Officer	2000		—	—	—		—	—
Jimmy C. Weaver	2002		225,000	260,661	14,553	(2)	—	1,125	(5)
President & Chief Operating	2001		223,154	21,938	—		140,000	—
Officer	2000		185,000	—	—		50,000	12,000	(6)
Steven J. Janusek	2002		160,615	144,366	7,277	(2)	—	1,741	(5)
Executive Vice President, Chief	2001	(7)	156,598	13,500	—		50,000	25,925	(8)
Financial Officer & Secretary	2000		87,773	—	—		6,000	2,055	(5)
Graham D. Davis	2002		185,000	164,862	7,277	(2)	—	1,914	(5)
Executive Vice President –	2001		183,961	13,875	—		55,200	3,191	(5)
Central Operations	2000		156,000	—	—		10,000	12,000	(6)
Ben D. Key	2002		150,000	133,672	7,277	(2)	—	317	(5)
Senior Vice President – Sales &	2001		140,769	11,250	—		50,000	—
Marketing	2000		110,000	—	—		2,500	584	(5)

(1)	Represents partial year compensation as Mr. Brick’s employment commenced April 19, 2001.

(2)	Represents a bonus to reimburse the employee for income taxes payable on the grant of restricted stock that was received in May 2002 and cancelled in February 2003. See “Long-Term Incentive Plan – Awards in the Last Fiscal Year” for more information regarding the grant of restricted stock.

(3)	Represents contributions to Packaged Ice’s 401(k) plan made by Packaged Ice in the amount of $1,800 and reimbursements for a life insurance policy in the amount of $7,500.

(4)	Represents reimbursements for a life insurance policy for the period from April 19, 2001 through December 31, 2001.

(5)	Represents contributions to Packaged Ice’s 401(k) plan made by Packaged Ice.

(6)	Represents automobile allowance.

(7)	Represents partial year compensation as Mr. Janusek briefly left the company in March 2001 and returned in April 2001.

(8)	Represents $25,000 of compensation in connection with separation of employment in March 2001 and contributions to Packaged Ice’s 401(k) plan made by Packaged Ice.

LONG-TERM INCENTIVE PLANS – AWARDS IN THE LAST FISCAL YEAR

      During the year ended December 31, 2002, the Named Executive Officers did not receive any grants of stock options to purchase shares of Packaged Ice’s common stock. In May 2002, the Company adopted the 2002 Senior Executive Restricted Stock Plan (the “Restricted Stock Plan”) and issued grants to the Named Executive Officers as follows:

			Estimated Future Payouts Under
	Number of		Non-Stock Price Based Plans (in shares)
	Shares
Name	Granted	Performance Period	Threshold	Target	Maximum

William P. Brick	40,000	May-December 2002	40,000	40,000	40,000
Jimmy C. Weaver	30,000	May-December 2002	30,000	30,000	30,000
Steven J. Janusek	15,000	May-December 2002	15,000	15,000	15,000
Graham D. Davis	15,000	May-December 2002	15,000	15,000	15,000
Ben D. Key	15,000	May-December 2002	15,000	15,000	15,000

      The Restricted Stock Plan was approved by the Board of Directors, but was not submitted for a shareholder vote. Upon adoption of the Restricted Stock Plan, certain executives were granted a total of 200,000 shares of the Company’s common stock. Such restricted shares were not transferable by the executive and had no voting rights. The market value of the Company’s common stock at the date of issuance was $1.22 per share. Bonuses totaling $97,020 were paid to the recipients of the restricted stock grants to reimburse the employee for income taxes payable on the grant. The bonuses paid in 2002 were based on estimates of the income taxes due. Additional amounts may be paid in 2003 after the final amount of taxes due is calculated.

      The removal of the restriction was contingent upon the Company achieving certain financial performance goals for the fiscal year ended December 31, 2002. Subsequent to year end, it was determined that the performance goals were not met and the shares of restricted stock were forfeited and cancelled in February 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

      The following table provides certain information regarding the exercise of stock options to purchase shares of Packaged Ice’s common stock during the year ended December 31, 2002 by the Named Executive Officers and the fiscal year-end value of stock options held by such officers:

		Number of Securities Underlying		Value of Unexercised
	Number of	Unexercised Options/SARs at		In-the-Money Options/SARs at
	Shares	Fiscal Year End		Fiscal Year End (1)
	Acquired on
	Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

William P. Brick	—	30,000	120,000	—	—
Jimmy C. Weaver	—	55,341	146,894	—	—
Steven J. Janusek	—	10,000	40,000	—	—
Graham D. Davis	—	19,812	53,341	—	—
Ben D. Key	—	13,524	43,182	—	—

(1)	Based on a price per share of $1.05, the closing sale price of Packaged Ice’s stock on the American Stock Exchange on December 31, 2002. The value of in-the-money options is calculated as the difference between the fair market value of the common stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2002, while unexercisable options refer to those options that become exercisable at various times thereafter.

DIRECTOR COMPENSATION

      Directors of Packaged Ice are elected annually and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Each non-employee member of the Board of Directors receives $15,000 cash per year, payable quarterly in arrears, and an additional $2,500 in cash for each committee served on. Directors also receive stock options each year to purchase 10,000 shares of common stock. The exercise price is equal to the market price of Packaged Ice’s common stock at the time the options are granted. For fiscal year 2002, the Directors elected to not receive a stock option grant in order to make such options available for grants to employees. Directors are also reimbursed for ordinary and necessary expenses incurred in attending Board of Directors or committee meetings.

EMPLOYMENT AGREEMENTS

      There are no employment agreements with any of the company’s executive officers. However, on May 9, 2001, the Named Executive Officers and certain other executive officers entered into change of control agreements. In the event of a change in control of the company, as defined in the change of control agreements, the executive officer will be paid a bonus equal to a portion of his salary plus a portion of the “maximum bonus opportunity.” If the change in control occurs in the first half of a year, the maximum bonus opportunity equals the greater of the bonus paid for the prior fiscal year or the bonus which is payable for the year in which the change of control occurs. If the change of control occurs in the second half of a year, the maximum bonus opportunity equals the bonus which is payable for the year in which the change of control occurs. The bonus amount for Messrs. Brick and Weaver will be based on 12 months of salary and 100% of the maximum bonus opportunity. The bonus amount for Messrs. Janusek, Davis and Key will be based on 8 months of salary and two-thirds of the maximum bonus opportunity. The change of control agreements also include a covenant not to compete that is effective for one year after the termination of employment for any reason.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 2002, the following individuals served on the Compensation Committee from time to time: Richard A. Coonrod, David J. Losito, Robert G. Miller, Tracy L. Noll and Steven P. Rosenberg. None of the committee members was formerly an officer or employee of Packaged Ice or its subsidiaries or had any relationships that were required to be disclosed by Item 404 of Regulation S-K.

      No executive officer or director of Packaged Ice serves as an executive officer, director, or member of a compensation committee of any other entity, for which an executive officer, director, or member of such entity is a member of the Board of Directors or the Compensation Committee of Packaged Ice.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Directors determines the compensation of the Company’s executive officers named in the Summary Compensation Table. The Compensation Committee has furnished the following report on executive compensation in connection with the Annual Meeting.

Compensation Philosophy

      As members of the Compensation Committee, it is our duty to administer the executive compensation program for Packaged Ice and administer the various stock incentive plans that have been made available. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of Packaged Ice, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation. Packaged Ice’s compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operational, financial and strategic objectives and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of Packaged Ice’s executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, Packaged Ice’s financial performance, the market compensation for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of Packaged Ice’s compensation programs for executive officers are described below.

Compensation Structure

      The base compensation for the chief executive officer and the other executive officers of Packaged is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing Packaged Ice’s executive compensation program are:

(1)	To compensate the executive officers of Packaged Ice fairly for their contributions to Packaged Ice’s short-term and long-term performance. The elements of Packaged Ice’s executive compensation program are (a) annual base salaries, (b) annual bonuses and (c) equity incentives.

(2)	To allow Packaged Ice to attract, motivate and retain the management personnel necessary for Packaged Ice’s success by providing an executive compensation program comparable to that offered by companies with which Packaged Ice competes for management personnel. The Compensation Committee determines compensation based on the scope of the executive’s responsibilities, a subjective evaluation of the executive’s performance and contribution to the company and the length of time the executive has been in the position.

Compensation of Chief Executive Officer

      Effective July 1, 2001, Mr. Brick’s base salary is $360,000. His target bonus for 2002 was 75% of his base salary, with a range of 0% to 150%, and was based on the company achieving certain EBITDA goals for the year ended December 31, 2002. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, the gain or loss on the disposition of assets, impairments of assets, gain or loss on the extinguishment of debt and the cumulative effect of changes in accounting principles. The EBITDA goals were set by the Compensation Committee based on historical performance and its expectations for future operations. The actual bonus Mr. Brick earned in 2002 was $481,219 or 134% of his base salary, based on the company’s actual financial performance. All base salary amounts and bonus targets were established in accordance with the compensation policies described above.

Executive Compensation Deductibility

      Packaged Ice intends that amounts paid pursuant to Packaged Ice’s compensation plans generally will be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Compensation Committee of the Board of Directors

Steven P. Rosenberg Richard A. Coonrod Tracy L. Noll

PERFORMANCE GRAPH

      The following chart shows a comparison of cumulative total shareholder returns for the Common Stock of Packaged Ice, the Russell 2000 Index and the S&P Smallcap 600 Packaged Foods Index for the year ended December 31, 2002. Since Packaged Ice’s stock has been publicly traded only since January 29, 1999, the information necessary to present a five-year performance chart is not available.

	Cumulative Total Return

	1/29/99	12/99	12/00	12/01	12/02

Packaged Ice, Inc.	100.00	38.24	17.65	12.59	12.35
Russell 2000	100.00	119.67	116.05	118.94	94.57
S&P Smallcap 600 Packaged Foods Index	100.00	86.45	94.92	111.23	96.42

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      During 2002, the Company had three stock incentive plans, an employee stock purchase plan and a restricted stock plan to compensate its employees. The following table presents certain summary information regarding these plans as of December 31, 2002:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding options,	future issuance under
Plan category	options, warrant and rights	warrants, and rights	equity compensation plans

Equity compensation plans approved by shareholders (1)	1,973,023	$4.57	155,618 (2)
Equity compensation plans not approved by shareholders (3)	200,000	—	—

Total	2,173,023	$4.57	151,427

(1)	The equity compensation plans approved by shareholders include the 2000 Employee Stock Purchase Plan, the 1994 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan.

(2)	Includes 191 shares that are reserved under the 2000 Employee Stock Purchase Plan.

(3)	The 2002 Senior Executive Restricted Stock Plan is the only equity compensation plan not approved by the shareholders. A total of 200,000 shares of the Company’s common stock were issued in May 2002 under this plan. Such restricted shares were not transferable by the executive and had no voting rights. The market value of the Company’s common stock at the date of issuance was $1.22 per share. The removal of the restriction was contingent upon the Company achieving certain financial performance goals for the fiscal year ended December 31, 2002. Subsequent to year end, it was determined that the performance goals were not met and the shares of restricted stock were forfeited and cancelled in February 2003.

      The following table sets forth, as of April 25, 2003, the beneficial ownership of the outstanding common stock of Packaged Ice by:

•	each person who is known to Packaged Ice to own beneficially more than 5% of the outstanding common stock of Packaged Ice,

•	each director of Packaged Ice,

•	each Named Executive Officer named in the Summary Compensation Table (see “Executive Compensation”), and

•	all executive officers and directors of Packaged Ice as a group.

      Unless otherwise indicated, the persons listed in the table below have sole voting and investment powers with respect to the shares indicated, and each person’s address is 3535 Travis Street, Suite 170, Dallas, Texas 75204.

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
	Owned	Owned (1)

William P. Brick (2)	622,145	3.1%
Jimmy C. Weaver (3)	187,853	*
Steven J. Janusek (4)	65,000	*
Graham D. Davis (5)	49,887	*
Ben D. Key (6)	41,285	*
Richard A. Coonrod (7)	10,000	*
5720 Smetana Drive, Suite 300 Minnetonka, Minnesota 55343

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
	Owned	Owned (1)

A.J. Lewis III (8)	691,185	3.4%
5131 Broadway San Antonio, Texas 78209
Robert G. Miller (9)	419,040	2.1%
30333 Via Cuesta Arriba Bonsall, California 92003
Tracy L. Noll	50,000	*
3811 Turtle Creek Blvd., Suite 1300 Dallas, Texas 75219
Steven P. Rosenberg (7)	448,423	2.2%
14850 Quorum Dr., Suite 400 Dallas, Texas 75254
Ralph Maddox Family Trust, et al (10)	2,370,147	11.8%
200 East Basse Road San Antonio, Texas 78209
T Rowe Price Associates (11)	1,656,400	8.2%
100 East Pratt Street Baltimore, Maryland 21202
Ares Leveraged Investment Fund, L.P.
1999 Avenue of the Stars, Suite 1900 Los Angeles, California 90067 (12)	1,183,398	5.9%
All directors and executive officers as a group (13 people) (13)	2,655,813	12.9%

*	Less than 1%.

(1)	All percentages are based on 20,157,304 shares of common stock outstanding as of April 25, 2003.

(2)	Includes 150,000 shares of common stock indirectly held through children and options exercisable within 60 days to purchase 60,000 shares of common stock at a weighted average price of $2.00 per share.

(3)	Includes options exercisable within 60 days to purchase 95,788 shares of common stock at a weighted average price of $3.28 per share.

(4)	Includes options exercisable within 60 days to purchase 20,000 shares of common stock at a weighted average price of $1.60 per share.

(5)	Includes options exercisable within 60 days to purchase 34,442 shares of common stock at a weighted average price of $3.48 per share.

(6)	Included options exercisable within 60 days to purchase 24,865 shares of common stock at a weighted average price of $2.94 per share.

(7)	Includes options exercisable within 60 days to purchase 10,000 shares of common stock at a weighted average price of $3.28 per share.

(8)	Includes (i) options exercisable within 60 days to purchase 139,235 shares of common stock at a weighted average price of $7.19 per share and (ii) 61,500 shares of common stock held in trust for children.

(9)	Includes options exercisable within 60 days to purchase 32,500 shares of common stock at weighted average exercise price of $7.93 per share.

(10)	As reported on Form 13G/A filed with the Securities and Exchange Commission on September 14, 2001 by Ralph Maddox Family Trust, et al.

(11)	T. Rowe Price Associates, Inc. has sole voting authority over 1,599,100 shares of common stock and sole investment power over 1,656,400 shares, as reported on Form 13G/A filed with the Securities and Exchange Commission on February 7, 2003 by T. Rowe Price Associates, Inc.

(12)	As reported on Form 13G filed with the Securities and Exchange Commission on January 16, 2002 by Ares Leveraged Investment Fund, L.P.

(13)	In addition to the items described in notes 2 through 9 above, amount includes options exercisable within 60 days to purchase 44,113 shares of common stock at a weighted average exercise price of $3.32 per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Agreements with A. J. Lewis III. Mr. A. J. Lewis III owns Southwest Texas Equipment Distributors, Inc. (“STED”), an ice equipment sales and rental company. Packaged Ice buys the Hoshizaki ice cubers and parts used in connection with its Ice Factories from STED. During 2002, Packaged Ice’s purchases from STED totaled approximately $94,000. Mr. Lewis also owns real estate on which certain of Packaged Ice’s facilities are located. Packaged Ice leases this property from Mr. Lewis under a lease that terminates on February 28, 2008. Lease expense related to the properties was $355,200 in 2002. The lease agreement was made in an arms-length negotiation submitted to the disinterested members of Packaged Ice’s Board of Directors, who voted in favor of the agreement upon review of the relevant information.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.	Description

99.3†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

PACKAGED ICE, INC.

Date: April 29, 2003	By:	/s/ WILLIAM P. BRICK

William P. Brick Chief Executive Officer

Date: April 29, 2003	By:	/s/ STEVEN J. JANUSEK

Steven J. Janusek
Chief Financial and Accounting Officer

CERTIFICATION UNDER THE EXCHANGE ACT RULES

I, William P. Brick, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of Packaged Ice, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 29, 2003

/s/ WILLIAM P. BRICK

William P. Brick, Chief Executive Officer

CERTIFICATION UNDER THE EXCHANGE ACT RULES

I, Steven J. Janusek, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of Packaged Ice, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 29, 2003

/s/ STEVEN J. JANUSEK

Steven J. Janusek, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.3†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.