Form 10-Q
period 2003-03-31
PACKAGED ICE INC
filed 2003-05-08
CIK 917731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 333-29357

PACKAGED ICE, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0316492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 TRAVIS STREET, SUITE 170
DALLAS, TEXAS 75204
(Address of principal executive offices)

(214) 526-6740
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No [  ]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act):    Yes   [  ]   No   [X]

     The total number of shares of common stock, par value $0.01 per share, outstanding as of May 6, 2003 was 20,157,304.

PACKAGED ICE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PACKAGED ICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,281	$6,500
Accounts receivable, net	14,697	15,025
Inventories	8,339	7,244
Prepaid expenses	2,737	2,285
Assets held for sale	550	1,450

Total current assets	27,604	32,504
PROPERTY AND EQUIPMENT, net	163,049	164,842
GOODWILL AND OTHER INTANGIBLES, net	149,085	150,217
OTHER ASSETS	10	10

TOTAL	$339,748	$347,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$81	$67
Line of credit	18,721	—
Accounts payable	8,842	10,032
Accrued expenses	17,070	28,484

Total current liabilities	44,714	38,583
LONG-TERM OBLIGATIONS	305,321	305,147
COMMITMENTS AND CONTINGENCIES	—	—
MANDATORILY REDEEMABLE PREFERRED STOCK:
10% Exchangeable – 403,181 shares issued and outstanding at March 31, 2003 and December 31, 2002, liquidation preference of $100 per share	41,986	40,992
SHAREHOLDERS’ DEFICIT:
Common stock, $0.01 par value, 50,000,000 shares authorized; 20,455,535 shares issued at March 31, 2003, and 20,655,535 shares at December 31, 2002	205	207
Additional paid-in capital	114,120	115,356
Less: 298,231 shares of treasury stock, at cost	(1,491)	(1,491)
Unearned compensation	—	(244)
Accumulated deficit	(164,392)	(149,672)
Accumulated other comprehensive loss	(715)	(1,305)

Total shareholders’ deficit	(52,273)	(37,149)

TOTAL	$339,748	$347,573

     See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(in thousands, except per
	share amounts)
Revenues	$32,567	$32,780
Cost of sales	25,791	26,153

Gross profit	6,776	6,627
Operating expenses	7,345	8,152
Depreciation and amortization expense	5,791	6,431
Loss (gain) on dispositions of assets	(10)	63

Loss from operations	(6,350)	(8,019)
Other income (expense), net	(10)	37
Gain on extinguishment of debt	—	439
Interest expense	(8,360)	(8,746)

Loss before income taxes	(14,720)	(16,289)
Income taxes	—	—

Net loss before cumulative effect of change in accounting principle	(14,720)	(16,289)
Cumulative effect of change in accounting principle	—	(73,230)

Net loss before preferred dividends	(14,720)	(89,519)
Preferred dividends	(994)	(902)

Net loss available to common shareholders	$(15,714)	$(90,421)

Basic and diluted net loss per share of common stock:
Loss available to common shareholders before cumulative effect of change in accounting principle	$(0.78)	$(0.85)
Cumulative effect of change in accounting principle	—	(3.64)

Net loss available to common shareholders	$(0.78)	$(4.49)

Basic and diluted weighted average common shares outstanding	20,157	20,156

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Stock
							Accumulated
	Number		Additional				Other
	of	Par	Paid-In	Treasury	Unearned	Accumulated	Comprehensive
	Shares	Value	Capital	Stock	Compensation	Deficit	Loss	Total

	(in thousands)
Balance at December 31, 2002	20,656	$207	$115,356	$(1,491)	$(244)	$(149,672)	$(1,305)	$(37,149)
Dividends accumulated on 10% exchangeable preferred stock	—	—	(994)	—	—	—	—	(994)
Cancellation of restricted stock	(200)	(2)	(242)	—	244	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(14,720)	—	(14,720)
Change in fair value of derivative liability	—	—	—	—	—	—	590	590

Total comprehensive loss	—	—	—	—	—	—	—	(14,130)

Balance at March 31, 2003	20,456	$205	$114,120	$(1,491)	$—	$(164,392)	$(715)	$(52,273)

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,720)	$(89,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,791	6,431
Amortization of debt discount, net	9	10
Loss (gain) from disposal of assets	(10)	63
Gain on extinguishment of debt	—	(439)
Cumulative effect of change in accounting principle	—	73,230
Change in assets and liabilities:
Restricted cash	—	6,700
Accounts receivable, inventory and prepaid expenses	(1,272)	2,280
Accounts payable, accrued expenses and other	(11,986)	(12,615)

Net cash used in operating activities	(22,188)	(13,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(2,703)	(5,001)
Proceeds from disposition of property and equipment	973	294

Net cash used in investing activities	(1,730)	(4,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	15
Borrowings under the credit facility, net	18,721	12,483
Repayment of long-term obligations	(22)	(2,045)

Net cash provided by financing activities	18,699	10,453

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,219)	(8,113)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,500	10,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,281	$2,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$14,508	$14,804

Borrowings under the credit facility	$58,610	$30,349

Repayments on the credit facility	$(39,889)	$(17,866)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivative liability	$(590)	$(698)

Long-term debt incurred to purchase property and equipment and intangible assets	$201	$—

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003

1.    General

     The condensed consolidated financial statements of Packaged Ice, Inc. and its wholly owned subsidiaries (the “Company”) included herein are unaudited, except for the balance sheet as of December 31, 2002 that has been prepared from the audited financial statements for that date. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As applicable under the SEC’s regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

2.    New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement on January 1, 2003 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results. The provisions of SFAS No. 148 are effective for years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 upon issuance and the adoption did not have any impact on the Company’s results of operations or financial position.

3.    Inventories

     Inventories contain raw materials, supplies and finished goods. Raw materials and supplies consist of ice packaging materials, spare parts, bottled water supplies and merchandiser parts. Finished goods consist of packaged ice and bottled water. Inventories are valued at the lower of cost or market basis. Cost is determined using the first-in, first-out and average cost methods.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Continued)

	March 31,	December 31,
	2003	2002

	(in thousands)
Raw materials and supplies	$6,021	$5,538
Finished goods	2,318	1,706

Total	$8,339	$7,244

4.   Accrued Expenses

	March 31,	December 31,
	2003	2002

	(in thousands)
Accrued interest	$5,276	$11,424
Accrued compensation and employee benefits	4,510	8,689
Derivative liability	4,352	4,942
Accrued property and sales taxes	1,289	1,861
Other	1,643	1,568

Total	$17,070	$28,484

5.    Line of Credit and Long-Term Obligations

     The Company had $255 million aggregate principal amount of 9 3/4% Senior Notes outstanding as of March 31, 2003. The 9 3/4% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the “Indenture”). The 9 3/4% Senior Notes have a final maturity date of February 1, 2005. The 9 3/4% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu to all senior indebtedness of the Company. The 9 3/4% Senior Notes are effectively subordinated to the Company’s bank credit facility. The 9 3/4% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company’s capital stock, to incur indebtedness or to create liens.

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

     The Company has an $88 million senior credit facility (the “Credit Facility”), consisting of a $38 million revolving loan (the “Line of Credit”) and a $50 million term loan (the “Term Loan”). At March 31, 2003, the Company had $11.9 million of availability under the Line of Credit, net of outstanding standby letters of credit of $7.4 million. The standby letters of credit are used primarily to secure certain insurance obligations.

     Principal balances outstanding under the Line of Credit bear interest per annum, at the Company’s option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Continued)

time to time by JPMorgan Chase Bank) plus 1.5%. The outstanding balance of $18.7 million at March 31, 2003 was classified as a current liability because of the Company’s intention to use the Line of Credit to fund its working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the Term Loan bear interest per annum, at the Company’s option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At March 31, 2003, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.27%. Interest is payable monthly. The Company pays a monthly fee on the average availability under the Credit Facility based on an annual rate of 0.5%, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the Credit Facility.

     There is a mandatory principal payment on the Term Loan equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Facility). This principal payment is due within 10 days of delivery of the annual audited financial statements to the lenders, which may occur no later than 90 days after a fiscal year end. In accordance with the Credit Facility, the principal payment can be waived if certain conditions are met and the Company pays the Amortization Waiver Fee (as defined in the Credit Facility). The Company obtained a waiver for the 2002 principal payment and paid the related Amortization Waiver Fee of $0.4 million in April 2003. The Amortization Waiver Fee was accrued as of December 31, 2002. Any balance outstanding under the Term Loan is due upon the final maturity date of October 31, 2004.

     The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company’s assets and the capital stock of all of the Company’s significant subsidiaries. At March 31, 2003, the Company was in compliance with these covenants.

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

     If the Company had been required to settle the Collar Agreement as of March 31, 2003, the Company would have had to pay $4.4 million plus accrued interest of $0.2 million. The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

     At March 31, 2003 and December 31, 2002, long-term obligations consisted of the following:

	March 31,	December 31,
	2003	2002

	(in thousands)
9 3/4% Senior Notes	$255,000	$255,000
Less: Unamortized debt discount on 9 3/4% Senior Notes	(70)	(79)
Credit facility	50,000	50,000
Other	472	293

Total long-term obligations	305,402	305,214
Less: Current maturities	81	67

Long-term obligations, net	$305,321	$305,147

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Continued)

6.   Capital Stock

     The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 20,157,304 shares were outstanding at March 31, 2003 and up to 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2003, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 403,181 shares were issued and outstanding. As of March 31, 2003, the Company had reserved shares of common stock for the exercise of stock options under its various stock option plans as follows:

•	393,700 shares reserved under the 1994 Stock Option Plan; 227,450 outstanding

•	1,000,000 shares reserved under the 1998 Stock Option Plan; 870,774 outstanding

•	900,000 shares reserved under the 2001 Stock Option Plan; 833,200 outstanding.

     As of March 31, 2003, 3,691,125 shares were reserved for issuance upon the exercise of outstanding warrants. Additionally, 500,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the “ESPP”). Through March 31, 2003, 499,809 shares had been issued under the ESPP. Contributions to the ESPP were suspended in the fourth quarter of 2001 until such time that additional shares are approved by the Company’s shareholders.

     In May 2002, the Company adopted the 2002 Senior Executive Restricted Stock Plan (the “Restricted Stock Plan”). Upon adoption of the Restricted Stock Plan, certain executives were granted a total of 200,000 shares of the Company’s common stock. Such restricted shares were not transferable by the executives and had no voting rights. The removal of the restrictions was contingent upon the Company achieving certain performance goals for the fiscal year ended December 31, 2002. Subsequent to year end, it was determined that the performance goals were not met and the shares of restricted stock were forfeited and cancelled in February 2003.

7.    Loss Per Share

     The computation of loss per share is based on net loss, after deducting the dividend requirement of preferred stock ($0.994 million and $0.902 million in the three months ended March 31, 2003 and 2002, respectively), divided by the weighted average number of shares outstanding. For the three months ended March 31, 2003 and 2002, options to purchase 1.9 million and 2.1 million shares of common stock, respectively, and warrants to purchase 3.2 million and 2.9 million shares of common stock, respectively, that are outstanding but exercisable at prices above the Company’s average common stock price have not been included in the computation of diluted net loss per share and weighted average common shares outstanding. For the three months ended March 31, 2003 and 2002, there are 0.486 million shares of dilutive securities which are not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Continued)

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Net loss per share of common stock:
Basic and diluted weighted average common shares outstanding	20,157	20,156

Basic and diluted net loss available to common shareholders	$(0.78)	$(4.49)

Net loss for basic and diluted computation:
Loss before cumulative effect of change in accounting principle and preferred dividends	$(14,720)	$(16,289)
Cumulative effect of change in accounting principle	—	(73,230)
Preferred dividends	(994)	(902)

Net loss available to common shareholders	$(15,714)	$(90,421)

8.   Stock Based Compensation

     At March 31, 2003, the Company had three stock-based employee compensation plans under which stock options are granted from time to time. The Company accounts for these plans under the intrinsic value method proscribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the net loss available to common shareholders for the three months ended March 31, 2003 and 2002, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Net loss available to common shareholders, as reported	$(15,714)	$(90,421)
Less: Total stock-based compensation expense determined under fair value based methods for all awards	(141)	(185)

Proforma net loss available to common shareholders	$(15,855)	$(90,606)

Basic and diluted net loss per share of common stock:
As reported	$(0.78)	$(4.49)
Proforma	$(0.79)	$(4.50)

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Continued)

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

10.    Segment Information

     The Company has two reportable segments: (1) ice products and (2) non-ice products and services. Ice products include the manufacture and distribution of packaged ice products through traditional ice manufacturing and delivery and THE ICE FACTORY®. The Ice Factory is a proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system. Non-ice products and services include refrigerated warehouses and the manufacturing and distribution of bottled water.

     The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“EBITDA”). Segment assets are not a factor in the evaluation of performance. There were no intersegment sales during the three months ended March 31, 2003 and 2002. Segment information for the three months ended March 31, 2003 and 2002 was as follows:

     For the Three Months Ended March 31, 2003:

	Ice	Non-Ice	Total

	(in thousands)
Revenues	$28,134	$4,433	$32,567
Cost of sales	22,763	3,028	25,791

Gross profit	5,371	1,405	6,776
Operating expenses	6,639	706	7,345
Other income (expense), net	(10)	—	(10)

EBITDA	$(1,278)	$699	$(579)

PACKAGED ICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Continued)

     For the Three Months Ended March 31, 2002:

	Ice	Non-Ice	Total

	(in thousands)
Revenues	$28,102	$4,678	$32,780
Cost of sales	23,061	3,092	26,153

Gross profit	5,041	1,586	6,627
Operating expenses	7,554	598	8,152
Other income (expense), net	37	—	37

EBITDA	$(2,476)	$988	$(1,488)

     Reconciliation of EBITDA to net loss before preferred dividends:

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
EBITDA	$(579)	$(1,488)
Depreciation and amortization	(5,791)	(6,431)
Gain (loss) on disposition of assets	10	(63)
Gain on extinguishment of debt	—	439
Interest expense, net	(8,360)	(8,746)
Income taxes	—	—
Cumulative effect of change in accounting principle	—	(73,230)

Net loss before preferred dividends	$(14,720)	$(89,519)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities & Exchange Commission (“SEC”).

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

     We operate in two business segments - ice products and non-ice products and operations. Ice products accounted for approximately 92% of revenues in 2002 and approximately 86% of revenues for the three months ended March 31, 2003. Ice products consist of the following two activities:

•	the manufacture and delivery of traditional ice from a central point of production to the point of sale; and

•	the installation of THE ICE FACTORY®, our proprietary machine that produces, packages, stores and merchandises ice at the point of sale through an automated, self-contained system.

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

     Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers’ compensation, office and administrative salaries and costs associated with leasing office space.

     At March 31, 2003, we owned or operated 47 ice manufacturing plants, 52 distribution centers, seven refrigerated warehouses, one bottled-water manufacturing facility and had an installed base of 3,010 Ice Factories.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues: Revenues decreased $0.2 million, from $32.8 million for the three months ended March 31, 2002 to $32.6 million for the three months ended March 31, 2003. There was no significant change in revenues in our ice segment. However, we did experience a small decrease in volume sales in the three months ended March 31, 2003 related to adverse weather conditions in several of our significant markets during the month of February 2003, which was offset by increases in average selling prices. Revenues in our non-ice operations decreased $0.2 million, primarily due to decreased volume sales in our bottled water business.

     Cost of Sales: Cost of sales decreased $0.4 million, from $26.2 million for the three months ended March 31, 2002 to $25.8 million for the three months ended March 31, 2003. As a percentage of revenues, cost of sales decreased from 79.8% for the three months ended March 31, 2002 to 79.2% for the three months ended March 31, 2003. This decrease in cost of sales and the relative percentage is attributable primarily to reduced volume sales in our ice operations and effective control of labor and other variable costs in our ice operations.

     Gross Profit: Gross profit increased $0.2 million, from $6.6 million for the three months ended March 31, 2002 to $6.8 million for the three months ended March 31, 2003. As a percentage of revenues, gross profit increased from 20.2% for the three months ended March 31, 2002 to 20.8% for the three months ended March 31, 2003. The increase in gross profit and the gross profit percentage is attributable primarily to higher average selling prices in our ice operations that offset sales volume decreases and the reduction in costs in response to corresponding volume decreases. Gross profit as a percentage of revenues from ice operations increased from 17.9% for the three months ended March 31, 2002 to 19.1% for the three months ended March 31, 2003, while gross profit on non-ice operations decreased from 33.9% in 2002 to 31.7% in 2003.

     Operating Expenses: Operating expenses decreased $0.9 million, from $8.2 million for the three months ended March 31, 2002 to $7.3 million for the three months ended March 31, 2003. As a percentage of revenues, operating expenses decreased from 24.9% for the three months ended March 31, 2002 to 22.6% for the three months ended March 31, 2003. This decrease was primarily due to lower incentive compensation expense related to the company’s overall financial performance. Operating expenses from ice operations decreased from 26.9% of revenues for the three months ended March 31, 2002 to 23.6% of revenues for the three months ended March 31, 2003. Operating expenses in non-ice operations increased from 12.8% of revenues to 15.9%.

     Depreciation and Amortization Expense: Depreciation and amortization decreased $0.6 million, from $6.4 million for the three months ended March 31, 2002 to $5.8 million for the three months ended March 31, 2003. This decrease was primarily due to a decrease in depreciation expense related to reduced capital expenditures over the last two years and sales of excess property and equipment. As a percentage of revenues, depreciation and amortization decreased from 19.6% for the three months ended March 31, 2002 to 17.8% for the three months ended March 31, 2003.

     Gain or Loss on Disposition of Assets: During the three months ended March 31, 2003 and 2002, we sold certain excess assets for a net gain of $0.01 million and a net loss of $0.06 million, respectively.

     Interest Expense: Interest expense decreased $0.3 million, from $8.7 million for the three months ended March 31, 2002 to $8.4 million for the three months ended March 31, 2003. As a percentage of revenues, interest expense decreased from 26.7% for the three months ended March 31, 2002 to 25.7% for the three months ended March 31, 2003. The decrease in interest expense was primarily due to lower average outstanding borrowings under our credit facility and reduced outstanding principal balances of our 9 3/4% senior notes. During 2002, we repurchased and retired 9 3/4% senior notes with an aggregate face value of $15 million.

     Gain on Extinguishment of Debt: On January 30, 2002, we repurchased and retired 9 3/4% senior notes with a face value of $2.5 million, which resulted in a gain of $0.4 million. There were no repurchases in the three months ended March 31, 2003.

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

     We estimate our capital expenditures for 2003 will range between $12.0 and $13.0 million, which will primarily be used to maintain and expand our traditional ice operations. There can be no assurance that capital expenditures will not exceed this estimate. In addition, we initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000 and early 2001. Beginning in the second quarter of 2001, we stopped using operating leases for our Ice Factory installations. Our annual lease obligation is approximately $4 million and is contained within cost of sales. These operating leases expire during 2004 and 2005 and we have the option to purchase these assets at that time. Certain of these leases have early purchase options in 2003 that we may exercise under certain circumstances. The total cost to exercise the purchase options available in 2003 is estimated to be approximately $0.8 million. The purchase cost of these assets under lease have not been included in our 2003 capital expenditure plan due to the uncertainty of the purchase.

     During 2001, we began a program to redeploy certain Ice Factories that generated margins below our targeted returns to higher margin locations and continued that program in 2002. During the three months ended March 31, 2003, we placed 28 new Ice Factories, net of removals, and do not expect substantial net additions in the remainder of 2003. Any capital expenditures associated with new Ice Factories are contained within our 2003 capital expenditure plan.

     As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets. As a result of dispositions of the these non-core and excess assets, we realized proceeds of approximately $1.0 million in the three months ended March 31, 2003. We are continuing to market certain excess and non-core assets that we have determined to be disposable and anticipate proceeds of at least $0.5 million in the last nine months of 2003.

     We reported a loss in the first quarter of 2003 and negative cash flows from operations due to the highly seasonal nature of our business. We have reported, and may in the future report, negative cash flows during the first quarter when the weather is generally cooler. We believe, however, that our overall treasury management of cash on hand and available borrowings under our credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements, and satisfy working capital and general corporate needs. At March 31, 2003, we had a working capital deficit of approximately $17.1 million and had approximately $11.9 million of availability under our revolving credit facility.

     At March 31, 2003, we had approximately $324.1 million of total debt outstanding as follows:

•	$255.0 million of 9 3/4% senior notes due February 1, 2005;

•	$68.7 million outstanding under our credit facility which matures on October 31, 2004; and

•	$0.4 million of other debt, net of debt discount.

     We have an $88 million senior credit facility which consists of a $38 million line of credit and a $50 million term loan. Principal balances outstanding under the line of credit bear interest per annum, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%. At March 31, 2003, the line of credit had a balance of $18.7 million and availability of $11.9 million. Outstanding balances are classified as a current liability because of our intention to use the line of credit to fund our working capital. No principal payments are required until the final maturity date of October 31, 2004. Principal balances outstanding under the term loan bear interest per annum, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At March 31, 2003, the weighted average interest rate of borrowings outstanding under the credit facility was 8.27%. Interest is payable monthly. We pay a monthly fee on the average availability under the credit facility based on an annual rate of 0.5%, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the credit facility.

     For fiscal years beginning on or after January 1, 2002, there is a mandatory principal payment on the term loan equal to 65% of our Excess Cash Flow (as defined in the credit facility). This principal payment is due within 10 days of delivery of the annual audited financial statements to the lenders, which may occur no later than 90 days after a fiscal year end. In accordance with the credit facility, the principal payment can be waived if certain conditions are met and we pay the Amortization Waiver Fee (as defined in the credit facility). We obtained a waiver for the 2002 principal payment and paid the related Amortization Waiver Fee of approximately $363,000 in April 2003. The Amortization Waiver Fee was accrued as of December 31, 2002. Any balances outstanding under the term loan are due October 31, 2004.

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

     The borrowing base under the line of credit is comprised of eligible accounts receivable and eligible equipment and in addition, from January 28 to July 15 of each calendar year, a $10 million seasonal overadvance. Outstanding standby letters of credit reduce the amount available under the line of credit. We anticipate having adequate collateral during the second quarter of 2003 to maintain a minimum availability of $5 million under the line of credit. During the second half of 2003, we expect to have additional availability resulting from higher cash flows from operations and lower capital expenditures. We are evaluating several options regarding the deployment of the excess cash flow that we expect to accumulate during these periods. These options include the purchase of our 9 3/4% senior notes on the open market, additional capital expenditures, including the purchase of Ice Factory operating leases, repayment of amounts outstanding under our senior credit facility and selective acquisitions.

     At March 31, 2003, we had $7.4 million of standby letters of credit outstanding, primarily to secure insurance obligations. Certain of our insurance policies will be renewed in the second quarter of 2003 and we believe additional amounts of collateral will be required under the terms of such renewals, thereby requiring additional utilization of letters of credit. Additionally, we may be required to provide letters of credit from time to time to secure certain other obligations, including electricity supply contracts. Letters of credit in the amount of $0.7 million have various final expiration dates from 2008 through 2012. The remaining letters of credit in the amount of $6.7 million have no final expiration dates.

     During 1999 and continuing into 2000, the pace of our acquisition activities slowed significantly and has subsequently ceased except for one small tuck-in acquisition completed in 2001. The decreased acquisition activity is generally due to the decline in the price of our common stock from the time of our initial public offering in January 1999, which has made it difficult for us to use our stock as consideration for acquisitions. In 1999, in connection with possible future acquisitions, we filed an “acquisition shelf” registration statement to register the sale of up to five million shares of common stock, of which 3,953,780 shares remain unissued as of March 31, 2003.

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

     Due to the obligations represented by the approaching maturities of our credit facility, which becomes due in October 2004, and our 9 3/4% senior notes and our mandatorily redeemable preferred stock, both of which are due in 2005, management and our board of directors have begun to analyze and consider various financial and strategic alternatives. We are in the process of exploring our options and believe there are a number of alternatives to be explored over the course of 2003. In January 2003, we engaged Credit Suisse First Boston to assist us in evaluating the various alternatives.

Critical Accounting Policies

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

Intangible Assets	Useful Life

Goodwill	Indefinite life
Trade names	Indefinite life
Ice factory system patents	Straight line method over 17 years
Debt issue costs	Interest method over the term of the debt
Other intangibles	Straight line method over the terms of the agreements

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

New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted this statement on January 1, 2003 and such adoption did not have a significant effect on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results. The provisions of SFAS No. 148 are effective for years ending after December 15, 2002 and interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 upon issuance and the adoption did not have any impact on our results of operations or financial position.

General Economic Trends and Seasonality

     Our results of operations are generally affected by the economic trends in our market area, but results to date have not been significantly impacted by inflation. If we experience an extended period of high inflation, which affects multiple expense items, we believe that we will be able to pass on these higher costs to our customers.

     The ice business is highly seasonal. We experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically have net income in these same periods. We believe that over 65% of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while less than 35% of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and even losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Risk Factors

     Our substantial debt obligations may prevent us from funding planned activities, may require us to seek additional debt or equity financing, sell selected assets or diminish our ability to react to changes in our industry.

     We have financed many of our acquisitions through the incurrence of debt, and consequently, we have substantial debt service requirements. At March 31, 2003, our total indebtedness was $324.1 million. Our high level of debt could have important consequences to us, including the following:

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

     As of March 31, 2003, we had an accumulated deficit of $164.4 million and total shareholders’ deficit of $52.3 million. We cannot guarantee that we will be profitable in the future.

     Increases in the prices of electricity, certain raw materials, insurance and other required expenses could have an adverse effect on our results of operations.

     We use substantial amounts of electricity in connection with our manufacturing process. In 1999, we entered into a supply and management agreement with a third party to fix our electric costs at rates that were generally lower than market rates. On December 2, 2001, the third party filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, thereby breaching its agreement with us. Since that time, we have been paying market rates for electricity that are higher than those under the supply agreement. The impact of this event was $1.7 million in extra electricity charges in 2002. Although our electricity expense in the three months ended March 31, 2002 was $0.2 million less than in the three months ended March 31, 2002, further volatility and increases in market rates could potentially have an adverse impact on our operations.

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

     As of March 31, 2003, the majority of our debt consisted of $255 million of 9 3/4% senior notes. If there is a change of control of Packaged Ice, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9 3/4% senior notes have the right to require us to purchase the outstanding 9 3/4% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest. We may not have the ability to raise the funds necessary to finance the repurchase of the 9 3/4% senior notes if the holders require such a repurchase. This could result in a default under other debt agreements, including our credit facility.

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

     If we begin acquiring other businesses again as part of our strategy, such acquisitions could result in the recording of goodwill and other intangibles assets. Goodwill and other intangible assets represented 43.9% of our total assets and exceeded shareholders’ deficit by $201.4 million as of March 31, 2003. Accounting principles generally accepted in the United States of America require that acquisitions initiated after June 30, 2001 be accounted for under the purchase method of accounting. Any resulting goodwill will remain on the balance sheet and not be amortized. Furthermore, the amortization of goodwill created by acquisitions prior to June 30, 2001 ceased on December 31, 2001. We are required to test these assets on an annual basis or whenever there is reason to suspect that their values have been diminished or impaired and write-downs may be necessary, which would increase our losses. The adoption of this accounting principle on January 1, 2002 resulted in an initial impairment charge of $73.2 million. The required annual test resulted in an additional impairment charge of $4.1 million in the fourth quarter of 2002 related to our non-ice operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

     On November 28, 2000, we entered into an interest rate collar agreement (the “Collar Agreement”). The Collar Agreement has a notional amount of $50 million and a term of 4 years. If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. If we had been required to settle the Collar Agreement as of March 31, 2003, we would have had to pay $4.4 million plus accrued interest of $0.2 million.

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

     As of March 31, 2003, the credit facility had an outstanding principal balance of $68.7 million at a weighted average interest rate of 8.27% per annum. Due to our interest rate collar agreement and the fact that the term loan has a minimum interest rate of 9.5%, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates. At March 31, 2003, the 30-day LIBOR rate was 1.31%.

     The following table shows the approximate annual increase (decrease) in interest expense given the current principal balances on all of our debt if LIBOR were to increase by 1% from the initial levels indicated below:

		Estimated
	Increase in the	Annual Impact on
Initial LIBOR Rate	LIBOR rate	Interest Expense

		(in thousands)
Less than or equal to 4.5%	1%	($313)
Greater than 4.5%, less than or equal to 5.5%	1%	($250)
Greater than 5.5%, less than or equal to 5.75%	1%	$625
Greater than 5.75%, less than or equal to 7.75%	1%	$437
Greater than 7.75%	1%	$187

Item 4. Controls and Procedures

     Quarterly evaluation of the company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), and our internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer

(“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities & Exchange Commission (“SEC”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our Disclosure Controls and Internal Controls, do, however, provide reasonable assurance that we will obtain our desired control objectives.

     Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluations activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board of Directors’ Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

     In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     We are a party to a lawsuit in connection with an ammonia release at our Baton Rouge, Louisiana manufacturing facility in June 2001. The case, which is a consolidation of seven lawsuits, is titled Wallace Acey, Jr. et al vs. Reddy Ice Corporation and was originally reported on our Form 10-K for the fiscal year ended December 31, 2002. Since that report, there have been no material developments.

Item 2. Changes in Securities and Use of Proceeds

     Pursuant to the terms of our 10% exchangeable preferred stock issue, we must pay dividends of 10% per annum. The preferred stock allows us to pay the dividends in cash or by the issue additional shares of 10% exchangeable preferred stock and associated warrants to purchase common stock. Cash dividends are restricted under our credit facility and the indenture governing our 9 3/4% senior notes. On May 1, 2003, we paid “in kind” dividends on the outstanding shares of 10% exchangeable preferred stock, which resulted in the issuance of an additional 19,994 shares of 10% exchangeable preferred stock and warrants to purchase an aggregate of 153,796 shares of common stock at $13.00 per share.

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

     Packaged Ice, Inc. furnished a report on Form 8-K to the Securities & Exchange Commission on May 8, 2003 to provide: (i) a copy of the Company's press release issued on May 6, 2003 announcing its financial results for the quarter ended March 31, 2003 and discussing its earnings guidance for the second quarter ending June 30, 2003 and the twelve months ending December 31, 2003 and (ii) a copy of the transcript of the Company's conference call held on May 6, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACKAGED ICE, INC

Date: May 8, 2002	By:	/s/ WILLIAM P. BRICK

William P. Brick
Chief Executive Officer

Date: May 8, 2002	By:	/s/ STEVEN J. JANUSEK

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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