Form 10-Q
period 2003-06-30
PACKAGED ICE INC
filed 2003-08-14
CIK 917731

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The total number of shares of common stock, par value $0.01 per share, outstanding as of August 13, 2003 was 20,167,304.

PACKAGED ICE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACKAGED ICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,201	$6,500
Accounts receivable, net	27,928	15,025
Inventories	8,695	7,244
Prepaid expenses	3,260	2,285
Assets held for sale	550	1,450
Total current assets	46,634	32,504
PROPERTY, net	161,567	164,842
GOODWILL AND OTHER INTANGIBLES, net	147,927	150,217
OTHER ASSETS	10	10
TOTAL	$356,138	$347,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term obligations	$77	$67
Line of credit	13,835	—
Accounts payable	14,710	10,032
Accrued expenses	23,555	28,484
Total current liabilities	52,177	38,583
LONG-TERM OBLIGATIONS	305,316	305,147
COMMITMENTS AND CONTINGENCIES	—	—
MANDATORILY REDEEMABLE PREFERRED STOCK:
10% Exchangeable - 423,175 shares issued and outstanding at June 30, 2003 and 403,181 shares issued and outstanding at December 31, 2002; liquidation preference of $100 per share	43,025	40,992
SHAREHOLDERS’ DEFICIT:
Common stock, $0.01 par value, 50,000,000 shares authorized; 20,455,535 shares issued at June 30, 2003, and 20,655,535 shares issued at December 31, 2002	205	207
Additional paid-in capital	113,081	115,356
Less: 298,231 shares of treasury stock, at cost	(1,491)	(1,491)
Unearned compensation	—	(244)
Accumulated deficit	(155,898)	(149,672)
Accumulated other comprehensive loss	(277)	(1,305)
Total shareholders’ deficit	(44,380)	(37,149)
TOTAL	$356,138	$347,573

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Revenues	$70,749	$73,459	$103,316	$106,239
Cost of sales	40,520	41,086	66,311	67,239
Gross profit	30,229	32,373	37,005	39,000
Operating expenses	7,316	8,115	14,661	16,267
Depreciation and amortization expense	5,919	6,450	11,710	12,881
Loss (gain) on disposition of assets	(1)	307	(11)	370
Income from operations	16,995	17,501	10,645	9,482
Other income, net	41	41	31	78
Gain on extinguishment of debt	—	356	—	795
Interest expense	(8,542)	(8,804)	(16,902)	(17,550)
Income (loss) before income taxes	8,494	9,094	(6,226)	(7,195)
Income taxes	—	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	8,494	9,094	(6,226)	(7,195)
Cumulative effect of change in accounting principle	—	—	—	(73,230)
Net income (loss) before preferred dividends	8,494	9,094	(6,226)	(80,425)
Preferred dividends	(1,039)	(940)	(2,033)	(1,842)
Net income (loss) available to common shareholders	$7,455	$8,154	$(8,259)	$(82,267)

Basic net income (loss) per share of common stock:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.37	$0.40	$(0.41)	$(0.44)
Cumulative effect of change in accounting principle	—	—	—	(3.64)
Net income (loss) available to common shareholders	$0.37	$0.40	$(0.41)	$(4.08)

Diluted net income (loss) per share of common stock:
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.36	$0.39	$(0.41)	$(0.44)
Cumulative effect of change in accounting principle	—	—	—	(3.64)
Net income (loss) available to common shareholders	$0.36	$0.39	$(0.41)	$(4.08)

Weighted average common shares outstanding:
Basic	20,157	20,157	20,157	20,156
Diluted	20,940	20,674	20,157	20,156

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

			Paid-In Capital	Treasury Stock	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Number of Shares	Par Value
	(in thousands)

Balance at December 31, 2002	20,656	$207	$115,356	$(1,491)	$(244)	$(149,672)	$(1,305)	$(37,149)
Dividends accumulated on 10% exchangeable preferred stock	—	—	(2,033)	—	—	—	—	(2,033)
Cancellation of restricted stock	(200)	(2)	(242)	—	244	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(6,226)	—	(6,226)
Change in fair value of derivative liability	—	—	—	—	—	—	1,028	1,028
Total comprehensive loss	—	—	—	—	—	—	—	(5,198)
Balance at June 30, 2003	20,456	$205	$113,081	$(1,491)	$—	$(155,898)	$(277)	$(44,380)

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,226)	$(80,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,710	12,881
Amortization of debt discount, net	19	20
Loss (gain) on disposition of assets	(11)	292
Gain on extinguishment of debt	—	(795)
Amortization of unearned compensation	—	35
Cumulative effect of change in accounting principle	—	73,230
Change in assets and liabilities:
Restricted cash	—	6,700
Accounts receivable, inventory and prepaid expenses	(15,413)	(12,438)
Accounts payable and accrued expenses	765	2,722
Net cash provided by (used in) operating activities	(9,156)	2,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(6,057)	(10,377)
Proceeds from disposition of assets	1,120	2,047
Net cash used in investing activities	(4,937)	(8,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	15
Borrowings under the credit facility, net	13,835	5,199
Repayment of debt	(41)	(4,265)
Net cash provided by financing activities	13,794	949

NET DECREASE IN CASH AND EQUIVALENTS	(299)	(5,159)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,500	10,213
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,201	$5,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$17,194	$17,209
Borrowings under the credit facility	$109,145	$57,517
Repayments on the credit facility	$(95,310)	$(52,318)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivative liability	$(1,028)	$194
Long-term debt incurred to purchase property and equipment and intangible assets	$201	$—

See notes to condensed consolidated financial statements.

PACKAGED ICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

3.  Stock-Based Compensation

At June 30, 2003, the Company had three stock-based employee compensation plans under which stock options are granted from time to time.  The Company accounts for these plans under the intrinsic value method proscribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in the net loss available to common shareholders for the three and six month periods ended June 30, 2003 and 2002, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of stock-based compensation as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Net income (loss) available to common shareholders, as reported	$7,455	$8,154	$(8,259)	$(82,267)
Less: Total stock-based compensation expense determined under fair value based methods for all awards	(174)	(266)	(315)	(451)
Proforma net loss available to common shareholders	$7,281	$7,888	$(8,574)	$(82,718)

Basic net income (loss) per share of common stock:
As reported	$0.37	$0.40	$(0.41)	$(4.08)
Proforma	$0.36	$0.39	$(0.42)	$(4.10)

Diluted net income (loss) per share of common stock:
As reported	$0.36	$0.39	$(0.41)	$(4.08)
Proforma	$0.35	$0.38	$(0.42)	$(4.10)

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

	June 30, 2003	December 31, 2002
	(in thousands)

Raw materials and supplies	$6,741	$5,538
Finished goods	1,954	1,706
Total	$8,695	$7,244

5.  Accrued Expenses

	June 30, 2003	December 31, 2002
	(in thousands)

Accrued interest	$11,132	$11,424
Accrued compensation and employee benefits	4,348	8,689
Derivative liability	3,914	4,942
Accrued property and sales taxes	1,928	1,861
Other	2,233	1,568
Total	$23,555	$28,484

6.  Line of Credit and Long-Term Obligations

The Company had $255 million aggregate principal amount of 9¾% Senior Notes outstanding as of June 30, 2003.  The 9¾% Senior Notes were issued pursuant to the indenture dated January 28, 1998, as amended (the “Indenture”).  The 9¾% Senior Notes have a final maturity date of February 1, 2005.  The 9¾% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company and pari passu to all senior indebtedness of the Company.  The 9¾% Senior Notes are effectively subordinated to the Company’s bank credit facility.  The 9¾% Senior Notes contain certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay any cash dividends or make distributions with respect to the Company’s capital stock, to incur indebtedness or to create liens.

The Company’s 9¾% Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by all of the Company’s current and future, direct and indirect subsidiaries (the “Subsidiary Guarantors”).  There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Packaged Ice, Inc. (the “Parent”) in the form of cash dividends, loans or advances.  Condensed consolidating financial statements for the Parent and its subsidiaries, all of which are wholly owned, are not presented as the Parent has no significant independent assets or operations.

The Company has an $88 million senior credit facility (the “Credit Facility”), consisting of a $38 million revolving loan (the “Line of Credit”) and a $50 million term loan (the “Term Loan”).  At June 30, 2003, the Company had $14.6 million of availability under the Line of Credit, net of outstanding standby letters of credit of $9.6 million.  The standby letters of credit are used primarily to secure certain insurance obligations.

Principal balances outstanding under the Line of Credit bear interest per annum, at the Company’s option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%.  The outstanding balance of $13.8 million at June 30, 2003 was classified as a current liability because of the Company’s intention to use the Line of Credit to fund its working capital.  No principal payments are required until the final maturity date of October 31, 2004.  Principal balances outstanding under the Term Loan bear interest per annum, at the Company’s option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%.  At June 30, 2003, the weighted average interest rate of borrowings outstanding under the Credit Facility was 8.48%.  Interest is payable monthly.  The Company pays a monthly fee on the average availability under the Credit Facility based on an annual rate of 0.5%, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the Credit Facility.

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

The Credit Facility contains financial covenants which include limitations on capital expenditures and the maintenance of certain financial ratios, as defined in the Credit Facility, and is collateralized by substantially all of the Company’s assets and the capital stock of all of the Company’s significant subsidiaries. At June 30, 2003, the Company was in compliance with these covenants.

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

If the Company had been required to settle the Collar Agreement as of June 30, 2003, the Company would have had to pay $3.9 million plus accrued interest of $0.2 million.  The Company is exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however the Company anticipates that the counterparty will fully perform its obligations under the Collar Agreement.

At June 30, 2003 and December 31, 2002, long-term obligations consisted of the following:

	June 30, 2003	December 31, 2002
	(in thousands)

9¾% Senior Notes	$255,000	$255,000
Less: Unamortized debt discount on 9¾% senior notes	(60)	(79)
Credit Facility – term loan	50,000	50,000
Other	453	293
Total long-term obligations	305,393	305,214
Less: Current maturities	(77)	(67)
Long-term obligations, net	$305,316	$305,147

7.  Capital Stock

The Company currently is authorized to issue up to 50,000,000 shares of common stock, par value $0.01 per share, of which 20,157,304 shares were outstanding at June 30, 2003 and up to 5,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2003, the Company had authorized 500,000 shares of 10% exchangeable preferred stock, of which 423,175 shares were issued and outstanding.  As of June 30, 2003, the Company had reserved shares of common stock for the exercise of stock options under its various stock option plans as follows:

•          393,700 shares reserved under the 1994 Stock Option Plan; 227,450 outstanding

•       1,000,000 shares reserved under the 1998 Stock Option Plan; 832,106 outstanding

•          900,000 shares reserved under the 2001 Stock Option Plan; 828,000 outstanding.

As of June 30, 2003, 3,846,049 shares were reserved for issuance upon the exercise of outstanding warrants.  Additionally, 500,000 shares were reserved for issuance under the 2000 Employee Stock Purchase Plan (the “ESPP”).  Through June 30, 2003, 499,809 shares had been issued under the ESPP.  Contributions to the ESPP were suspended in the fourth quarter of 2001 until such time that additional shares are approved by the Company’s shareholders.

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

8.  Earnings (Loss) Per Share

The computation of earnings (loss) per share is based on net loss, after deducting the dividend requirement of preferred stock divided by the weighted average number of shares outstanding.  Options and warrants to purchase 4,223,646 and 5,073,775 shares of common stock that are outstanding but exercisable at prices above the Company’s average common stock price for the three months ended June 30, 2003 and 2002, respectively, have not been included in the computation of diluted earnings per share and weighted average common shares outstanding.  For the six months ended June 30, 2003 and 2002, there are 5,733,605 and 5,763,506 shares, respectively, of anti-dilutive securities which are not included in the diluted net loss per share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Earnings (loss) for basic and diluted computation:
Net income (loss) before cumulative effect of change in accounting principle and preferred dividends	$8,494	$9,094	$(6,226)	$(7,195)
Cumulative effect of change in accounting principle	—	—	—	(73,230)
Preferred dividends	(1,039)	(940)	(2,033)	(1,842)
Net income (loss) available to common shareholders	$7,455	$8,154	$(8,259)	$(82,267)

Basic earnings (loss) per share:
Weighted average common shares outstanding	20,157	20,157	20,157	20,156
Net income (loss) available to common shareholders	$0.37	$0.40	$(0.41)	$(4.08)

Diluted earnings (loss) per share:
Weighted average common shares outstanding	20,157	20,157	20,157	20,156
Shares issuable from assumed conversion of stock options and warrants	783	517	—	—
Weighted average common shares outstanding, as adjusted	20,940	20,674	20,157	20,156

Net income (loss) available to common shareholders	$0.36	$0.39	$(0.41)	$(4.08)

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

The Company is also a party to two lawsuits filed in connection the pending merger transaction involving the Company, Trimaran Capital Partners (“Trimaran”) and Bear Stearns Merchant Banking (“Bear Stearns”).   The first lawsuit was filed on May 23, 2003 in the County Court at Law Number 1, Dallas County, Texas and is titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged

Ice, Inc., a Texas corporation.  The second lawsuit is was filed on May 23, 2003 in County Court at Law Number 3, Dallas County, Texas, and is titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits are identical proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc.  The plaintiffs allege various breaches of fiduciary duty by the Board of Directors and unjust enrichment related to the proposed merger transaction involving the Company, Trimaran and Bear Stearns. The claims allege that the Company has failed to maximize shareholder value in the merger transaction.  No specific amount of damages has been claimed.  The plaintiffs appeared to make no allegations of fraud or misrepresentation in the transaction as neither of those words nor those concepts appear on the face of the Petitions.  The Company has answered both suits and filed a Motion to Consolidate, Special Exceptions, and  Motion to Dismiss, or, in the alternative, Motion to Stay in the Robbins action.  The Company has filed a Motion to Stay and Special Exception and Motion to Dismiss in the Imperial County action.  The plaintiffs responded to both motions by filing substantially similar Response(s) in Opposition to Defendants’ Special Exceptions and Motion to Dismiss, or, in the Alternative, Motion to Stay in both cases.  In the Responses, the plaintiffs allege for the first time that they have made allegations amounting to fraud in the transaction.  As a result, on July 25, 2003 the Company removed both cases to United States District Court for the Northern District of Texas, Dallas Division pursuant to 28 U.S.C. Sections 1331, 1367, 1441 and 1446 and the Securities Litigation Uniform Standards Act, 15 U.S.C. Section 77p(c) and 78bb(f)(2).  The Robbins action is Civil Action No. 3-03CV1687-M and the Imperial County action is Civil Action No. 3-03CV1688-L.  See Note 12 for additional information regarding the pending merger transaction.

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

The Company evaluates performance of each segment based on earnings before interest, taxes, depreciation, amortization, gain or loss on disposition of assets, impairment of assets, gain on extinguishment of debt and the cumulative effect of changes in accounting principles (“EBITDA”).  Segment assets are not a factor in the evaluation of performance.  There were no intersegment sales during the three and six month periods ended June 30, 2003 and 2002.

Segment information for the three months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)

Revenues	$66,051	$4,698	$70,749	$68,667	$4,792	$73,459
Cost of sales	37,720	2,800	40,520	37,788	3,298	41,086
Gross profit	28,331	1,898	30,229	30,879	1,494	32,373
Operating expenses	6,759	557	7,316	7,495	620	8,115
Other income, net	33	8	41	39	2	41
EBITDA	$21,605	$1,349	$22,954	$23,423	$876	$24,299

Segment information for the six months ended June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Ice	Non-Ice	Total	Ice	Non-Ice	Total
	(in thousands)

Revenues	$94,185	$9,131	$103,316	$96,769	$9,470	$106,239
Cost of sales	60,483	5,828	66,311	60,849	6,390	67,239
Gross profit	33,702	3,303	37,005	35,920	3,080	39,000
Operating expenses	13,398	1,263	14,661	15,049	1,218	16,267
Other income, net	23	8	31	76	2	78
EBITDA	$20,327	$2,048	$22,375	$20,947	$1,864	$22,811

The reconciliation of EBITDA to net income (loss) before preferred dividends for the three and six month periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)

EBITDA	$22,954	$24,299	$22,375	$22,811
Gain (loss) on disposition of assets	1	(307)	11	(370)
Gain on extinguishment of debt	—	356	—	795
Depreciation and amortization	(5,919)	(6,450)	(11,710)	(12,881)
Interest expense	(8,542)	(8,804)	(16,902)	(17,550)
Income taxes	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(73,230)
Net income (loss) before preferred dividends	$8,494	$9,094	$(6,226)	$(80,425)

11.  Proposed Merger

On May 12, 2003, CAC Holdings Corp. and Cube Acquisition Corp. (‘‘Cube Acquisition’’), a wholly owned subsidiary of CAC Holdings Corp., entered into a definitive merger agreement with Packaged Ice pursuant to which Cube Acquisition will merge with and into Packaged Ice, with Packaged Ice surviving as the continuing company.  The consummation of the merger is subject to certain conditions.

The merger is a ‘‘going private’’ transaction. At the closing of the merger, the common stock of Packaged Ice will be delisted from the American Stock Exchange and deregistered under the Securities

Exchange Act of 1934, as amended. Packaged Ice will continue in business as a privately-held Texas corporation.

Pursuant to the merger agreement, Packaged Ice’s existing common shareholders will receive the cash consideration per share of common stock equal to the greater of (i) $3.50 or (ii) the sum of (A) $3.30 plus (B) the amount per common share of any discount we receive upon the repurchase or redemption of our preferred stock.  Pursuant to the terms of a stock purchase agreement between Packaged Ice and Banc of America Securities LLC dated as of May 10, 2003, before September 15, 2003 and subject to certain conditions, the Company may repurchase the shares of its existing preferred stock held by Banc of America Securities LLC at a discount from the redemption price.  Considering the preferred stock discount amount in the cash consideration formula, Packaged Ice estimates that the cash consideration that will be payable at the closing of the merger will be approximately $3.64 per common share. Upon receipt of the cash consideration, Packaged Ice’s existing shareholders will thereafter cease to be shareholders of the continuing company.  Certain members of Packaged Ice’s current management group will be required to invest in CAC Holdings Corp., which will be the parent of the continuing company.

The Company’s annual shareholders’ meeting was held on August 14, 2003, where its shareholders voted to approve the merger.  If certain other conditions are met, Cube Acquisition will thereafter merge with and into the Company.  The merger will close as soon as practicable, provided that those certain other conditions are met.  If the merger is not consummated for any reason, the existing shareholders will continue to be shareholders and the Company will pay its own fees and expenses related to the proposed merger, which management estimates to be approximately $1.4 million.  Additionally, if the merger is not consummated due to certain circumstances, the Company may be obligated to reimburse CAC Holdings Corp. for its expenses and/or to pay a termination fee.

In connection with the proposed merger, on July 2, 2003, the Company entered into a Dealer Manager and Consent Solicitation Agreement with Credit Suisse First Boston LLC, Bear, Stearns & Co. , Inc. and CIBC World Markets Corp. in order to commence a cash tender offer relating to all of its $255 million aggregate principle amount of 9¾% Senior Notes due February 1, 2005 (the “Senior Notes”).  Pursuant to its Offer to Purchase and Consent Solicitation Statement relating to the Senior Notes, the Company also solicited consents to adopt proposed amendments to the indenture under which the Senior Notes were issued that would eliminate substantially all restrictive covenants and certain event of default provisions.  By July 16, 2003, the Company had received the requisite consents to the proposed amendments to the indenture governing the Senior Notes.  Each holder of Senior Notes who validly consented to the proposed amendments and did not validly withdraw such consent, will be entitled to the total consideration of $1,025.63 per $1,000 in principal amount of Senior Notes, including the consent payment in the amount of $1.25 per $1,000 in principal amount of senior notes if, and only if, we accept for payment senior notes tendered pursuant to the tender offer.  Holders who tender their Senior Notes after the consent expiration date will not be entitled to receive the consent payment.  Notes tendered prior to the consent expiration date may not be withdrawn and related consents may not be revoked, except in the limited circumstances described in the Offer to Purchase and Consent Solicitation Statement, dated July 2, 2003, and related Consent and Letter of Transmittal, which set forth the complete terms of the tender offer and consent solicitation.  The tender offer will expire at 9:00 a.m., New York City time, on August 15, 2003, unless extended by the Company.  As of the close of business on August 13, 2003, approximately $230.4 million of the $255 million aggregate outstanding principal amount of the Senior Notes, had been tendered.  The tender offer and consent solicitation are conditioned upon the consummation of the merger and the receipt of adequate financing.  If the merger is not consummated or adequate financing is not available to fund the total consideration, the Company will not be required to complete the tender offer and consent solicitation.  Upon consummation of the merger, the Company intends to call and redeem any outstanding 9¾%  Senior Notes in accordance with the amended indenture agreement.

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

•           weather conditions;

•           our substantial leverage and ability to service our debt;

•           availability of new credit facilities and restrictive covenants under our credit facilities;

•           availability of capital sources;

•           fluctuations in operating costs;

•           competitive practices in the industry in which we compete;

•           changes in labor conditions;

•           our capital expenditure requirements;

•           risks associated with acquisitions and failure to integrate acquired businesses;

•           technological changes and innovations;

•           legislative or regulatory requirements; and

•           all the other factors described herein under “Risk Factors.”

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

General

We are the largest manufacturer and distributor of packaged ice in the United States and currently serve approximately 73,000 customer locations in 31 states and the District of Columbia.  We operate in two business segments—ice products and non-ice products and operations.  Ice products accounted for approximately 91% of revenues for the six months ended June 30, 2003.  Our ice products business consists of the following activities:

•           the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

•                                 the installation of The Ice Factory®, our proprietary equipment located in our customers’ high volume locations that produces, packages and stores ice through an automated, self-contained system.

Our other business segment, non-ice products and operations, consists of refrigerated warehousing for third parties and the manufacture and sale of bottled water.  This business segment accounted for 9% of revenues for the six months ended June 30, 2003.

Revenues .  Our revenues primarily represent sales of packaged ice, packaged ice bags for use in our Ice Factory equipment, bottled water and cold storage services.  There is no right of return with respect to these products or services.  A portion of our revenue also represents fees earned under management agreements for Ice Factories located outside our primary territories that are recognized as earned under contract terms.

Cost of Sales.  Our cost of sales includes costs associated with labor, raw materials, product delivery and utility-related expenses generated in the manufacture and distribution of our products.  Labor costs included in cost of sales accounted for approximately 27% of our sales for the six months ended June 30, 2003.  Raw materials consist primarily of polyethylene-based plastic bags, which represented approximately 6% of our sales for the sixth months ended June 30, 2003.  Product delivery expenses include labor, fuel and vehicle rental expense related to products delivered by our own distribution network, as well as fees paid to distributors who deliver ice to our customers on our behalf.  Fuel purchased for delivery by our own distribution network represented approximately 2% of our sales for the six months ended June 30, 2003.  Expenses for independent third party distribution services represented approximately 4% of our sales for the six months ended June 30, 2003.  Utility-related expenses consist primarily of electricity used in connection with the manufacturing, storage and distribution processes and represented approximately 6% of our sales for the six months ended June 30, 2003.  Ice Factory revenues do not increase our plant occupancy, delivery or utility costs, however, we do incur costs associated with customer service representatives and machine technicians which are included in our cost of sales.

Operating Expenses.  Our operating expenses are costs associated with selling, general and administrative functions.  These costs include executive officers’ compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space.  Labor costs included in operating expenses represented approximately 8% of our sales for the six months ended June 30, 2003. Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States.  Revenue within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products.  Approximately 68% of our revenues occurred during the second and third calendar quarters in each of 2000, 2001 and 2002.  As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower profit margins resulting in losses during these periods.  In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

At June 30, 2003, we owned or operated 47 ice manufacturing plants, 50 distribution centers, an installed base of approximately 3,000 Ice Factories, six refrigerated warehouses and one bottled-water manufacturing facility.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

	Three Months Ended June 30,		Change from Last Year
	2003	2002	Dollars	%
	(in thousands, except per share amounts)

Consolidated Packaged Ice, Inc.
Revenues	$70,749	$73,459	$(2,710)	(3.7)
Cost of sales	40,520	41,086	(566)	(1.4)
Gross profit	30,229	32,373	(2,144)	(6.6)
Operating expenses	7,316	8,115	(799)	(9.9)
Depreciation and amortization expense	5,919	6,450	(531)	(8.2)
Loss (gain) on disposition of assets	(1)	307	(308)	(100.0)
Income from operations	16,995	17,501	(506)	(2.9)
Other income, net	41	41	—	—
Gain on extinguishment of debt	—	356	(356)	(100.0)
Interest expense	(8,542)	(8,804)	262	3.0
Income (loss) before income taxes	8,494	9,094	(600)	(6.6)
Income taxes	—	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	8,494	9,094	(600)	(6.6)
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss) before preferred dividends	$8,494	$9,094	$(600)	(6.6)

Ice Operations:
Revenues	$66,051	$68,667	$(2,616)	(3.8)
Cost of sales	37,720	37,788	(68)	(0.0)
Gross profit	28,331	30,879	(2,548)	(8.3)
Operating expenses	6,759	7,495	(736)	(9.8)
Depreciation and amortization expense	5,646	6,174	(528)	(8.6)
Loss (gain) on disposition of assets	(5)	307	(312)	(101.6)
Income from operations	$15,931	$16,903	$(972)	(5.8)

Non-Ice Operations:
Revenues	$4,698	$4,792	$(94)	(2.0)
Cost of sales	2,800	3,298	(498)	(15.1)
Gross profit	1,898	1,494	404	23.0
Operating expenses	557	620	(63)	(10.2)
Depreciation and amortization expense	273	276	(3)	(1.1)
Loss (gain) on disposition of assets	4	—	4	—
Income from operations	$1,064	$598	$466	77.9

Revenues:  Revenues decreased $2.7 million, from $73.5 million for the three months ended June 30, 2002 to $70.7 million for the three months ended June 30, 2003.  This decrease was primarily due to decreased volume sales in our ice business in the three months ended June 30, 2003 related to adverse weather conditions in several of our significant markets, particularly during the month of June 2003, offset by increases in average selling prices of our ice products.

Cost of Sales:  Cost of sales decreased $0.6 million, from $41.1 million for the three months ended June 30, 2002 to $40.5 million for the three months ended June 30, 2003.  As a percentage of revenues, cost of sales increased from 55.9% for the three months ended June 30, 2002 to 57.3% for the three months ended June 30, 2003.

This decrease in cost of sales and the increase in the relative percentage is attributable primarily to reduced costs in our non-ice operations due to more effective management of the water and cold storage businesses and the decrease in volume sales in our ice business combined with a lack of proportional reductions in the fixed costs of our ice operations.

Gross Profit:  Gross profit decreased $2.2 million, from $32.4 million for the three months ended June 30, 2002 to $30.2 million for the three months ended June 30, 2003.  As a percentage of revenues, gross profit decreased from 44.1% for the three months ended June 30, 2002 to 42.7% for the three months ended June 30, 2003.  The decrease in gross profit and the gross profit percentage is attributable primarily to lower volume sales in our ice business, offset by higher gross margin in our non-ice operations resulting from improved cost management.  Gross profit as a percentage of revenues from ice operations decreased from 45.0 % for the three months ended June 30, 2002 to 42.9% for the three months ended June 30, 2003, while gross profit on non-ice operations increased from 31.2% in 2002 to 40.4% in 2003.

Operating Expenses:  Operating expenses decreased $0.8 million, from $8.1 million for the three months ended June 30, 2002 to $7.3 million for the three months ended June 30, 2003.  As a percentage of revenues, operating expenses decreased from 11.0% for the three months ended June 30, 2002 to 10.3% for the three months ended June 30, 2003.  This decrease was primarily due to lower incentive compensation expense related to the company’s overall financial performance.  Operating expenses from ice operations decreased from 10.9% of revenues for the three months ended June 30, 2002 to 10.2% of revenues for the three months ended June 30, 2003. Operating expenses in non-ice operations decreased from 12.9% of revenues to 11.9%.

Depreciation and Amortization Expense:  Depreciation and amortization decreased $0.6 million, from $6.5 million for the three months ended June 30, 2002 to $5.9 million for the three months ended June 30, 2003.  This decrease was primarily due to a decrease in depreciation expense related to reduced capital expenditures over the last two years, sales of excess property and equipment and a higher proportion of fully depreciated assets.  As a percentage of revenues, depreciation and amortization decreased from 8.8% for the three months ended June 30, 2002 to 8.4% for the three months ended June 30, 2003.

Gain or Loss on Disposition of Assets:  During the three months ended June 30, 2003 and 2002, we sold certain excess assets for a net gain of  $0.001 million and a net loss of $0.3 million, respectively.

Gain on Extinguishment of Debt:  On June 24, 2002, we repurchased and retired 9¾% senior notes with a face value of $2.5 million, which resulted in a gain of $0.4 million.  There were no repurchases of the 9¾% senior notes in the three months ended June 30, 2003.

Interest Expense:  Interest expense decreased $0.3 million, from $8.8 million for the three months ended June 30, 2002 to $8.5 million for the three months ended June 30, 2003.  As a percentage of revenues, interest expense increased from 12.0% for the three months ended June 30, 2002 to 12.1% for the three months ended June 30, 2003.  The decrease in interest expense was primarily due to lower average outstanding borrowings under our credit facility and reduced outstanding principal balances of our 9¾% senior notes.  During 2002, we repurchased and retired 9¾% senior notes with an aggregate face value of $15 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

	Six Months Ended June 30,		Change from Last Year
	2003	2002	Dollars	%
	(in thousands, except per share amounts)

Consolidated Packaged Ice, Inc.
Revenues	$103,316	$106,239	$(2,923)	(2.8)
Cost of sales	66,311	67,239	(928)	(1.4)
Gross profit	37,005	39,000	(1,995)	(5.1)
Operating expenses	14,661	16,267	(1,606)	(9.9)
Depreciation and amortization expense	11,710	12,881	(1,171)	(9.1)
Loss (gain) on disposition of assets	(11)	370	(381)	(103.0)
Income from operations	10,645	9,482	1,163	12.3
Other income, net	31	78	(47)	(60.3)
Gain on extinguishment of debt	—	795	(795)	(100.0)
Interest expense	(16,902)	(17,550)	648	3.7
Income (loss) before income taxes	(6,226)	(7,195)	969	13.5
Income taxes	—	—	—	—
Net income (loss) before cumulative effect of change in accounting principle	(6,226)	(7,195)	969	13.5
Cumulative effect of change in accounting principle	—	(73,230)	73,230	100.0
Net income (loss) before preferred dividends	$(6,226)	$(80,425)	$74,199	92.2

Ice Operations:
Revenues	$94,185	$96,769	$(2,584)	(2.7)
Cost of sales	60,483	60,849	(366)	(0.6)
Gross profit	33,702	35,920	(2,218)	(6.2)
Operating expenses	13,398	15,049	(1,651)	(11.0)
Depreciation and amortization expense	11,160	12,326	(1,166)	(9.5)
Loss (gain) on disposition of assets	(15)	370	(385)	(104.1)
Income from operations	$9,159	$8,175	$984	12.0

Non-Ice Operations:
Revenues	$9,131	$9,470	$(339)	(3.6)
Cost of sales	5,828	6,390	(562)	(8.8)
Gross profit	3,303	3,080	223	7.2
Operating expenses	1,263	1,218	45	3.7
Depreciation and amortization expense	550	555	(5)	(0.9)
Loss (gain) on disposition of assets	4	—	4	—
Income from operations	$1486	$1,307	$179	13.7

Revenues:  Revenues decreased $2.9 million, from $106.2 million for the six months ended June 30, 2002 to $103.3 million for the six months ended June 30, 2003.  Revenues in our ice segment decreased $2.6 million, primarily as a result of decreased volume sales due to adverse weather conditions in certain of our significant markets, particularly in the months of February and June 2003.  This decline in volume sales was partially offset by increased average selling prices.  Revenues in our non-ice segment decreased $0.3 million, primarily due to decreased volume sales in our bottled water business.

Cost of Sales:  Cost of sales decreased $0.9 million, from $67.2 million for the six months ended June 30, 2002 to $66.3 million for the six months ended June 30, 2003.  As a percentage of revenues, cost of sales increased from 63.3% for the six months ended June 30, 2002 to 64.2% for the six months ended June 30, 2003.  This decrease in cost of sales and the increase in the relative percentage is attributable primarily to reduced costs in our non-ice operations due to more effective management of the water and cold storage businesses and the decrease in volume sales in our ice business combined with a lack of proportional reductions in the fixed costs of our ice operations.

Gross Profit:  Gross profit decreased $2.0 million, from $39.0 million for the six months ended June 30, 2002 to $37.0 million for the six months ended June 30, 2003.  As a percentage of revenues, gross profit decreased from 36.7% for the six months ended June 30, 2002 to 35.8% for the six months ended June 30, 2003.  These decreases were due primarily to lower sales volumes in our ice business.  This decrease in sales volume was primarily due to adverse weather conditions in the six months ended June 30, 2003, especially in February and June, as compared to the six months ended June 30, 2002.

Operating Expenses:  Operating expenses decreased $1.6 million, from $16.3 million for the six months ended June 30, 2002 to $14.7 million for the six months ended June 30, 2003.  As a percentage of revenues, operating expenses decreased from 15.3% for the six months ended June 30, 2002 to 14.2% for the six months ended June 30, 2003.  This decrease was due primarily due to reduced incentive compensation expense related to the company’s overall financial performance.

Depreciation and Amortization:  Depreciation and amortization decreased $1.2 million, from $12.9 million for the six months ended June 30, 2002 to $11.7 million for the six months ended June 30, 2003.  As a percentage of revenues, depreciation and amortization decreased from 12.1% for the six months ended June 30, 2002 to 11.3% for the six months ended June 30, 2003.  This decrease was primarily due to a decrease in depreciation expense related to reduced capital expenditures over the last two years, sales of excess property and equipment and a higher proportion fully depreciated assets.

Gain or Loss on Disposition of Assets:  During the six months ended June 30, 2003 and 2002, we sold certain excess assets for a net gain of  $0.01 million and a net loss of $0.4 million, respectively.

Gain on Extinguishment of Debt:  During the six months ended June 30, 2002, we repurchased and retired 9¾% senior notes with a total par value of $5.0 million, which resulted in a gain on extinguishment of debt of $0.8 million.  There were no repurchases of the 9¾% senior notes in the six months ended June 30, 2003.

Interest Expense:  Interest expense decreased $0.7 million, from $17.6 million for the six months ended June 30, 2002 to $16.9 million for the six months ended June 30, 2003.  As a percentage of revenues, interest expense decreased from 16.5% for the six months ended June 30, 2002 to 16.4% for the six months ended June 30, 2003.  The decrease in interest expense was primarily due to lower average outstanding borrowings under our credit facility and reduced outstanding principal balances of our 9¾% senior notes.  During 2002, we repurchased and retired 9¾% senior notes with an aggregate face value of $15 million.

Cumulative Effect of Change in Accounting Principle:  On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Adoption of this statement resulted in a charge to net income of $73.2 million (net of $0 tax).  The allocation of the charge to our ice and non-ice segments was $70.1 million and $3.1, respectively.

Liquidity and Capital Resources

We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers’ retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers’ retail locations.  Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service and (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories.  Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities, operating leases and equity offerings.

We estimate our capital expenditures for 2003 will range between $12.0 and $13.0 million, which will primarily be used to maintain and expand our traditional ice operations.  Capital expenditures totaled approximately $6.1 million for the six months ended June 30, 2003.  There can be no assurance that capital expenditures will not exceed this estimate.  In addition, we initiated a leasing program for some of our Ice Factory installations in late 1999 and continued to utilize that strategy during 2000 and early 2001.  Beginning in the second quarter of 2001, we stopped using operating leases for our Ice Factory installations. Our annual lease obligation related to this strategy is approximately $4.0 million and is contained within cost of sales.

As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets.  As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $1.1 million in the six months ended June 30, 2003.  We are continuing to market certain excess and non-core assets that we have determined to be disposable and anticipate additional proceeds in the last six months of 2003.

Net cash used in operating activities was $9.2 million for the six months ended June 30, 2003 and net cash provided in operating activities was $2.2 million for the six months ended June 30, 2002.  Net cash used in operating activities for the six months ended June 30, 2003 was higher than the net cash provided for the six months ended June 30, 2003 by $11.4 million primarily due to a $6.7 million cash inflow during the six months ended June 30, 2002 related to the release of restricted cash that was being used to collateralize standby letters of credit and an additional $3.0 million cash outflow for accounts receivable, inventory and prepaid during the six months ended June 30, 2003.  For both of these periods, net cash used in or provided by operating activities is primarily attributable to losses from operations and changes in working capital.  Losses from operations, which typically occur in the first six months of the year, are a result of seasonal revenue declines primarily in the first quarter and the lack of proportional corresponding expense decreases.

Working capital, was negative $5.5 million at June 30, 2003 compared with negative $6.1 million at December 31, 2002.  The increase in working capital was primarily related to an increase in accounts receivables and inventories corresponding to higher seasonal sales in the second quarter, a decrease in accrued expenses related to the payment of accrued incentive compensation and accrued property taxes offset by seasonal increases in accounts payables and our line or credit.

Net cash used in investing activities was $4.9 million and $8.3 million for the six months ended June 30, 2003 and June 30, 2002, respectively.  Net cash used in investing activities for the six months ended June 30, 2003 was lower primarily due to lower capital expenditures.

Net cash provided by financing activities was $13.8 million and $0.9 million for the six months ended June 30, 2003 and June 30, 2002, respectively.  Net cash provided by financing activities for the six months ended June 30, 2002 was lower than for the six months ended June 30, 2003 primarily due to the release of restricted cash in the six months ended June 30, 2002, which was used to repay amounts outstanding under our existing credit facility as well as the use of available cash during the six months ended June 30, 2002 that was on hand as of December 31, 2002, which reduced the need to borrow on our line of credit.

We reported a loss in the six months of 2003 and negative cash flows from operations due to the highly seasonal nature of our business.  We have reported, and may in the future report, negative cash flows during the first quarter when the weather is generally cooler.  We believe, however, that our overall treasury management of cash on hand and available borrowings under our credit facility will be adequate to meet debt service requirements, fund ongoing capital requirements, and satisfy working capital and general corporate needs through March 31, 2004.  At June 30, 2003, we had a working capital deficit of approximately $5.5 million (surplus of $8.3 exclusive of our line of credit) and had approximately $14.6 million of availability under our revolving credit facility.

At June 30, 2003, we had approximately $319.2 million of total debt outstanding as follows:

•                  $255.0 million of 9¾% senior notes due February 1, 2005;

•      $63.8 million outstanding under our credit facility which matures on October 31, 2004; and

•      $0.4 million of other debt, net of debt discount.

We have an $88 million senior credit facility which consists of a $38 million line of credit and a $50 million term loan.  Principal balances outstanding under the line of credit bear interest per annum, at our option, at the London Inter-Bank Offered Rate (“LIBOR”) plus 3.5% or the prime rate (as announced from time to time by JPMorgan Chase Bank) plus 1.5%.  At June 30, 2003, the line of credit had a balance of $13.8 million and availability of $14.6 million.  Outstanding balances are classified as a current liability because of our intention to use the line of credit to fund our working capital.  No principal payments are required until the final maturity date of October 31, 2004.  Principal balances outstanding under the term loan bear interest per annum, at our option, at LIBOR plus 4% or the prime rate plus 2%, with a minimum of 9.5%. At June 30, 2003, the weighted average interest rate of borrowings outstanding under the credit facility was 8.48%.  Interest is payable monthly.  We pay a monthly fee on the average availability under the credit facility based on an annual rate of 0.5%, a $20,000 per quarter loan servicing fee and a $360,000 annual fee on the anniversary date of the credit facility.

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

Covenants contained in the credit facility and the indenture governing the 9¾% senior notes require us to meet certain financial tests, and other restrictions limit our ability to pay dividends, borrow additional funds or to acquire or dispose of assets.  All of our assets and the capital stock of all of our significant subsidiaries collateralize the credit facility.  The 9¾% senior notes are generally unsecured obligations, and are senior in right of payment to all existing and future subordinated debt (as defined in the indenture) and pari passu to all of our senior indebtedness.  The 9¾% senior notes are effectively subordinated to the credit facility.

The borrowing base under the line of credit is comprised of eligible accounts receivable and eligible equipment and in addition, from January 28 to July 15 of each calendar year, a $10 million seasonal overadvance.  Outstanding standby letters of credit reduce the amount available under the line of credit.  We anticipate having adequate collateral during the remainder of 2003 to maintain a minimum availability of $10 million under the line of credit.

At June 30, 2003, we had $9.6 million of standby letters of credit outstanding, primarily to secure insurance obligations.  Additionally, we may be required to provide letters of credit from time to time to secure certain other obligations, including electricity supply contracts.  Letters of credit in the amount of $0.7 million have various final expiration dates from 2008 through 2012.  The remaining letters of credit in the amount of $8.9 million have no final expiration dates.

On November 28, 2000, we entered into an interest rate collar agreement (the ‘‘Collar Agreement’’). If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%. If the Index Rate falls below 5.75%, we will pay the difference plus 1%. Any amounts payable or receivable are settled monthly. The Collar Agreement has a notional amount of $50.0 million and a term of four years.

If we had been required to settle the Collar Agreement as of June 30, 2003, we would have had to pay $3.9 million plus accrued interest of $0.2 million. We are exposed to credit risk in the event of nonperformance by the counterparty to the Collar Agreement, however we anticipate that the counterparty will fully perform its obligations under the Collar Agreement.

Due to the obligations represented by the approaching maturities of our credit facility, which becomes due in October 2004, and our 9¾% senior notes and our mandatorily redeemable preferred stock, both of which are due in 2005, management and our board of directors began to analyze and consider various financial and strategic alternatives in the fourth quarter of 2002.  In January 2003, we engaged Credit Suisse First Boston to assist us in evaluating the various alternatives available to the company.

On May 12, 2003, CAC Holdings Corp. and Cube Acquisition Corp. (‘‘Cube Acquisition’’), a wholly owned subsidiary of CAC Holdings Corp., entered into a definitive merger agreement with us pursuant to which Cube Acquisition will merge with and into us, with us surviving as the continuing company.  The consummation of the merger is subject to certain conditions.

The merger is a ‘‘going private’’ transaction. At the closing of the merger, our common stock will be delisted from the American Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. We will continue in business as a privately-held Texas corporation.

Pursuant to the merger agreement, if the merger is consummated our existing common shareholders will receive cash consideration per share of common stock equal to the greater of (i) $3.50 or (ii) the sum of (A) $3.30 plus (B) the amount per common share of any discount we receive upon the repurchase or redemption of our preferred stock.  Pursuant to the terms of a stock purchase agreement between Banc of America Securities LLC and us dated as of May 10, 2003, before September 15, 2003 and subject to certain conditions, we may repurchase the shares of our existing preferred stock held by Banc of America Securities LLC at a discount from the redemption price.  Considering the preferred stock discount amount in the cash consideration formula, we estimate that the cash consideration per share of common stock that will be payable at the closing of the merger will be approximately $3.64.  Upon receipt of the cash consideration, our existing shareholders will thereafter cease to be shareholders of the continuing company.  Certain members of our current management group will be required to invest in CAC Holdings Corp., which will be the parent of the continuing company.

Our annual shareholders’ meeting was held on August 14, 2003, where our shareholders voted to approve the merger.  If certain other conditions are met, Cube Acquisition will thereafter merge with and into us.  The merger will close as soon as practicable, provided that those certain other conditions are met.  If the merger is not consummated for any reason, our existing shareholders will continue to be shareholders and we will be required to pay our own fees and expenses related to the proposed merger, which we estimate to be approximately $1.4 million.  Additionally, if the merger is not consummated due to certain circumstances, we may be obligated to reimburse CAC Holdings Corp. for its expenses and/or to pay a termination fee.

In connection with the merger, on July 2, 2003, we entered into a Dealer Manager and Consent Solicitation Agreement with Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc. and CIBC World Markets Corp. in order to commence a cash tender offer relating to all of our $255 million aggregate principle amount of 9¾% senior notes due February 1, 2005.  Pursuant to our Offer to Purchase and Consent Solicitation Statement relating to the 9¾% senior notes, we have also solicited consents to adopt proposed amendments to the indenture under which the senior notes were issued that would eliminate substantially all restrictive covenants and certain event of default provisions.  By July 16, 2003, we had received the requisite consents to the proposed amendments to the indenture governing the senior notes.  Each holder of senior notes who validly consented to the proposed amendments and did not validly withdraw such consent, will be entitled to the total consideration of $1,025.63 per $1,000 in principal amount of senior notes, including the consent payment in the amount of $1.25 per $1,000 in principal amount of senior notes if, and only if, we accept for payment senior notes tendered pursuant to the tender offer.  Holders who tender their senior notes after the consent expiration date will not be entitled to receive the consent payment. Senior notes tendered prior to the consent expiration date may not be withdrawn and related consents may not be revoked, except in the limited circumstances described in the Offer to Purchase and Consent Solicitation Statement, dated July 2, 2003, and related Consent and Letter of Transmittal, which set forth the complete terms of the tender offer and consent solicitation.  The tender offer expires at 9:00 a.m., New York City time, on August 15, 2003, unless extended by us.  As of the close of business on August 13, 2003, approximately $230.4 million of the $255 million aggregate outstanding principal amount of the senior notes, had been tendered.  The tender offer and consent solicitation are conditioned upon the consummation of the merger and the receipt of adequate financing.  If the merger is not consummated or adequate financing is not available to fund the total consideration, we will not be required to complete the tender offer and consent solicitation.  Upon consummation of the merger, we intend to call and redeem any outstanding 9¾% senior notes in accordance with the amended indenture agreement.

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

Revenue Recognition.  Revenue is recognized when product (packaged ice, ice packaging bags, bottled water and ice equipment) is delivered to and accepted by customers.  There is no right of return with respect to the packaged ice, bags delivered and bottled water.  Revenue resulting from Ice Factory management agreements and cold storage services is recognized as earned under contractual terms.

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

Risk Factors

Our proposed merger with Cube Acquisition Corp. is subject to uncertainties.

On August 14, 2003, our shareholders voted to approve our merger with Cube Acquisition Corp.  The consummation of the merger is subject to customary conditions, including the acquiring parties’ completion of committed financing.  If any of the conditions to closing are not satisfied or waived, the proposed transaction would not be completed and our public shareholders would not receive the proposed cash merger consideration.  In addition, the merger agreement relating to the proposed merger can be terminated prior to completion of the transaction under certain circumstances, including where we receive an acquisition proposal from a third party that our board believes is more favorable to our shareholders than the Cube Acquisition Corp. transaction (after following specific procedures described in our merger agreement with Cube Acquisition Corp.).  If the merger agreement is terminated, the proposed transaction would not be completed, our public shareholders would not receive the proposed cash merger consideration, and, in certain circumstances, we could be required to pay Cube Acquisition Corp. a termination fee of $5 million, as well as reimburse its costs, fees and expenses up to $2.5 million.  If the merger is not completed, our common stock would continue to trade on the American Stock Exchange, however, the value of our stock could decline substantially below the proposed cash merger consideration.  We are currently targeting to close the proposed transaction, assuming the satisfaction or waiver of all conditions, as soon as practicable.  The closing of the proposed merger could be delayed due to many factors, including factors beyond the control of either party.

Our substantial debt obligations may prevent us from funding planned activities, may require us to seek additional debt or equity financing, sell selected assets or diminish our ability to react to changes in our industry.

We have financed many of our acquisitions through the incurrence of debt, and consequently, we have substantial debt service requirements.  At June 30, 2003, our total indebtedness was $319.2 million.  In the event the proposed merger with Cube Acquisition Corp. is not consummated, our high level of debt could have important consequences to us, including the following:

•                  A substantial portion of our cash flow must be dedicated to paying interest on our debt.  This reduces the level of cash flow available to fund working capital, capital expenditures and acquisitions.

•                  The indenture that governs the 9¾% senior notes and the credit agreement for our credit facility require us to meet certain financial tests.  Additionally, there are other restrictions that limit our ability to pay dividends, borrow additional funds or to dispose of assets.  These covenants and restrictions may affect our flexibility in planning for and reacting to changes in our business.

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

In addition, we will be required to repay or refinance our credit facility, 9¾% senior notes and potentially our mandatorily redeemable preferred stock between October 31, 2004 and April 15, 2005.  In addition, if we do not repay or refinance our credit facility by March 31, 2004, the balances outstanding under our credit facility and potentially the balances outstanding under the 9¾% senior notes will be classified as current liabilities as of December 31, 2003.  No assurances can be given that we will be able to accomplish these repayments or refinancings on acceptable terms and conditions.

As of June 30, 2003, the majority of our debt consisted of $255 million of 9¾% senior notes.  In the event the proposed merger with Cube Acquisition Corp. is not consummated and there is a change of control of Packaged Ice in the future, such as a merger or sale by us of all or substantially all of our assets, the holders of the 9¾% senior notes have the right to require us to purchase the outstanding 9¾% senior notes at 101% of the principal amount of the notes plus any accrued and unpaid interest.  We may not have the ability to raise the funds necessary to finance the repurchase of the 9¾% senior notes if the holders require such a repurchase.  This could result in a default under other debt agreements, including our credit facility.

Our failure to successfully compete could adversely affect our prospects and financial results.

Our businesses are highly competitive.  We have many competitors in each of our geographic markets offering similar products and services.  Competition in our businesses is based primarily on service, quality and price.  If we fail to successfully compete against our competitors in any of these areas, our business will be adversely affected.  There are low barriers to entry in the ice industry and we could be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.  Retaining existing customers and obtaining new customers is important to our future performance.  If we fail to adequately serve our existing base of customers, our financial performance will be negatively impacted.  We could also be adversely affected if our larger grocery or convenience store customers decide to manufacture their own ice rather than purchase our products.

The seasonal nature of the ice business results in losses and lower profit margins in the first and fourth quarters of the year.

We experience significant seasonal fluctuations in our net sales and profitability.  We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice.  We also earn our net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters.  Variations in demand could have a material adverse effect on the timing of our cash flows and therefore our ability to service our obligations with respect to our indebtedness, including the notes.  In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

The results of our operations may be adversely affected by weather.

Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow.  Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor-related activities, both commercial and recreational.  As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather.  During extended periods of cool or rainy weather on a national basis, our revenues and resulting net income may substantially decline.  Hot weather does not necessarily result in greater net income.  During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand.  We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality.

Increases in the prices of electricity, certain raw materials, insurance and other required expenses could have an adverse effect on our results of operations.

We use substantial amounts of electricity in connection with our manufacturing process.  In 1999, we entered into a supply and management agreement with a third party to fix our electric costs at rates that were generally lower than market rates.  On December 2, 2001, the third party filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code, thereby breaching its agreement with us.  Since that time, we have been paying market rates for electricity that are higher than those under the supply agreement.  As a result of this event we incurred approximately $1.7 million in additional electricity charges in 2002.  Increases in market rates for electricity could have an adverse impact on our operations.

Our business is sensitive to increases in the cost of fuel required to operate the refrigerated trucks we use to deliver ice and to increases in the cost of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice.  Our business is sensitive to increases in insurance costs, including in the areas of general liability, workers compensation, health and vehicle insurance.  We have already experienced increases in fuel costs, bag costs and insurance costs and may experience further increases in the future.  If the prices for these items or other expenses should increase significantly, we will incur additional costs that we may not be able to pass along to our customers.  There can be no assurance that significant changes in the prices of electricity, polyethylene, fuel, insurance or other commodities would not have a material adverse effect on our business, results of operations and cash flow.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

Our ice manufacturing and cold storage operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination.  Non-compliance with such laws and regulations or incidents resulting in environmental releases could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs or curtailment of our operations.  For example, our ice manufacturing and cold storage operations use refrigerants such as ammonia and freon.  Several of our ammonia facilities have not yet implemented risk and safety management programs as required under applicable laws.  Other facilities may not be in compliance in all material respects with certain freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting.  In addition, the market price of freon is rising as a result of phase-outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes.  From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties.  We are currently involved in litigation resulting from an ammonia release in June 2001 at our Baton Rouge, Louisiana facility. See ‘‘Business—Legal Proceedings.’’

We cannot assure you that we will not incur material environmental costs or liabilities in the future or that such costs or liabilities will not have a material adverse effect on our business, financial condition or results of operations.

Government laws and regulations could have an adverse effect on our results of operations.

Like any food company, we are subject to various federal, state and local laws relating to many aspects of our business, including labeling, sanitation, health and safety and manufacturing processes. We cannot predict the types of government regulations that may be enacted in the future by the various levels of government or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team and in particular on the continued service of William P. Brick, our Chairman and Chief Executive Officer, and Jimmy C. Weaver, our President and Chief Operating Officer. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

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

•                  other asset impairment charges.

As of June 30, 2003, we had an accumulated deficit of $155.9 million and total shareholders’ deficit of $44.4 million.  We cannot guarantee that we will be profitable in the future.

Our acquisitions may not be successfully integrated and could cause unexpected financial difficulties.

We anticipate that we may, from time to time, selectively acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business.  Acquired businesses will need to be integrated with our existing operations.  There can be no assurance that we will effectively assimilate these companies into our business.  Any acquisitions will also be accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business.  Acquisitions are also subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention.  In addition, as a result of future acquisitions, we may increase our debt level.  Failure by us to adequately manage the risks associated with any acquisitions could have a material adverse effect on our financial condition or results of operations.

Accidents involving our products and equipment could expose us to product liability claims.

We are subject to a risk of product liability claims and adverse publicity if a consumer is or claims to be harmed while using our products or equipment.  Any such claim may result in negative publicity, loss of revenues or higher costs associated with litigation.  We currently carry product liability insurance that we believe is adequate to cover our losses in these situations.  However, this insurance may be insufficient to pay for all or a large part of these losses.  If our insurance does not adequately cover these losses, our results of operations and cash flow would decrease and such a decrease could be material.

We may lose customers’ business to competitors as a result of our limited intellectual property protection, including on The Ice Factory.

As the sole major company using an on-site ice production and delivery system within our market area, we have enjoyed a distinct competitive advantage because the Ice Factory is preferred to traditional ice delivery by certain of our high volume customers and because the Ice Factory portion of our business gives us more flexibility during peak seasons than our competitors.  In 2001, a competitor began testing machines similar to the Ice Factory in certain of its markets.  If our competitor or any new competitors are successful with the rollout of a competing system, we could lose business to these companies, which would result in decreased cash flows and results of operations.  It is also our practice to protect certain of our proprietary materials and processes by relying on trade secrets laws and non-disclosure and confidentiality agreements.  There can be no assurance that confidentiality or trade secrets will be maintained or that others will not independently develop or obtain access to such materials or processes.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

On November 28, 2000, we entered into an interest rate collar agreement (the “Collar Agreement”).  The Collar Agreement has a notional amount of $50 million and a term of 4 years.  If the Index Rate (30-day LIBOR, as defined in the Collar Agreement) exceeds 7.75%, we will receive the difference between the Index Rate and 7.75%.  If the Index Rate falls below 5.75%, we will pay the difference plus 1%.  If we had been required to settle the Collar Agreement as of June 30, 2003, we would have had to pay $3.9 million plus accrued interest of $0.2 million.

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

As of June 30, 2003, the credit facility had an outstanding principal balance of $63.8 million at a weighted average interest rate of 8.48% per annum.  Due to our interest rate collar agreement and the fact that the term loan has a minimum interest rate of 9.5%, the effect of a change in interest rates on our interest expense depends on the level of LIBOR rates.   At June 30, 2003, the 30-day LIBOR rate was 1.12%.

The following table shows the approximate annual increase (decrease) in interest expense given the current principal balances on all of our debt if LIBOR were to increase by 1% from the initial levels indicated below:

Initial LIBOR Rate	Increase in the LIBOR rate	Estimated Annual Impact on Interest Expense
		(in thousands)

Less than or equal to 4.5%	1%	$(362)

Greater than 4.5%, less than or equal to 5.5%	1%	$(299)

Greater than 5.5%, less than or equal to 5.75%	1%	$576

Greater than 5.75%, less than or equal to 7.75%	1%	$388

Greater than 7.75%	1%	$138

Item 4.  Controls and Procedures

Under the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Packaged Ice, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation as of June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time party to legal proceedings that arise in the ordinary course of business.  We do not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

We are a party to two lawsuits filed in connection the pending merger transaction involving the Company, Trimaran Capital Partners (“Trimaran”) and Bear Stearns Merchant Banking (“Bear Stearns”).   The first lawsuit was filed on May 23, 2003 in the County Court at Law Number 1, Dallas County, Texas and is titled Cause No. CC-03-06056-A; Glenn Robbins, On Behalf of Himself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The second lawsuit is was filed on May 23, 2003 in County Court at Law Number 3, Dallas County, Texas, and is titled Cause No. CC-03-06055-C, Imperial County, On Behalf of Itself and All Others Similarly Situated, and Derivatively on Behalf of Packaged Ice, Inc. vs. William P. Brick, Jimmy C. Weaver, A.J. Lewis III, Tracy L. Noll, Robert G. Miller, Steven P. Rosenberg and Richard A. Coonrod, Defendants, and Packaged Ice, Inc., a Texas corporation.  The two lawsuits are identical proceedings filed by two shareholders on their own behalf, on behalf of a purported class, and derivatively on behalf of Packaged Ice, Inc.  The plaintiffs allege various breaches of fiduciary duty by our Board of Directors and unjust enrichment related to the proposed merger transaction involving us, Trimaran and Bear Stearns.  The claims allege that we have failed to maximize shareholder value in the merger transaction.  No specific amount of damages has been claimed. The plaintiffs appeared to make no allegations of fraud or misrepresentation in the transaction as neither of those words nor those concepts appear on the face of the Petitions.  We have answered both suits and filed a Motion to Consolidate, Special Exceptions, and  Motion to Dismiss, or, in the alternative, Motion to Stay in the Robbins action.  We have also filed a Motion to Stay and Special Exception and Motion to Dismiss in the Imperial County action.  The plaintiffs responded to both motions by filing substantially similar Response(s) in Opposition to Defendants’ Special Exceptions and Motion to Dismiss, or, in the Alternative, Motion to Stay in both cases.  In the Responses, the Plaintiffs allege for the first time that they have made allegations amounting to fraud in the transaction.  As a result, on July 25, 2003 we removed both cases to United States District Court for the Northern District of Texas, Dallas Division pursuant to 28 U.S.C. Sections 1331, 1367, 1441 and 1446 and the Securities Litigation Uniform Standards Act, 15 U.S.C. Section 77p(c) and 78bb(f)(2).  The Robbins action is Civil Action No. 3-03CV1687-M and the Imperial County action is Civil Action No. 3-03CV1688-L.

There are no material updates that occurred during the quarter ended June 30, 2003 to any proceedings previously reported by us in this Item 1.

Item 2.  Changes in Securities and Use of Proceeds

Although not required for disclosure under this Form 10-Q, the following information relates to certain issuances of our securities during the three months ended June 30, 2003:

Pursuant to the terms of our 10% exchangeable preferred stock issue, we must pay dividends of 10% per annum.  The preferred stock allows us to pay the dividends in cash or by the issue additional shares of 10% exchangeable preferred stock and associated warrants to purchase common stock.  Cash dividends are restricted under our credit facility and the indenture governing our 9¾% senior notes.  On May 1, 2003, we paid “in kind” dividends on the outstanding shares of 10% exchangeable preferred stock, which resulted in the issuance of an additional 19,994 shares of 10% exchangeable preferred stock and warrants to purchase an aggregate of 153,796 shares of common stock at $13.00 per share.

On July 18, 2003, we issued 10,000 shares of common stock in connection with the exercise of outstanding common stock options.  The total amount of proceeds from the exercise of the options was $18,560.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q.  Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 12, 2003, among Packaged Ice, Inc., CAC Holdings Corp. and Cube Acquisition Corp. (Exhibit 2.1)(1)

10.1	Stock Purchase Agreement, dated as of May 10, 2003, by and between Packaged Ice, Inc. and Banc of America Securities LLC. (Exhibit 10.1)(1)

10.2†	Dealer Manager and Consent Solicitation Agreement among Packaged Ice, Inc, Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc. and CIBC World Markets Corp.

31.1†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	William P. Brick Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Steven J. Janusek Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  Filed herewith.

(1)          Filed as an Exhibit to Packaged Ice, Inc.’s Form 8-K filed with the Commission on May 14, 2003.

(b)  Reports on Form 8-K:

(1)  Packaged Ice, Inc. (the “Company”) furnished a report on Form 8-K to the Securities & Exchange Commission (“SEC”) on May 8, 2003 to provide:  (i) a copy of the Company’s press release issued on May 6, 2003 announcing its financial results for the quarter ended March 31, 2003 and discussing its earnings guidance for the second quarter ending June 30, 2003 and the twelve months ending December 31, 2003 and (ii) a copy of the transcript of the Company’s conference call held on May 6, 2003.

(2)  The Company filed a report on Form 8-K with the SEC on May 14, 2003 to announce that the Company had entered into an Agreement and Plan of Merger, dated as of May 12, 2003 among the Company, CAC Holdings Corp. and Cube Acquisition Corp., a wholly-owned subsidiary of CAC Holdings Corp.

(3)  The Company filed a report on Form 8-K/A with the SEC on May 30, 2003 to file a corrected copy of the Stock Purchase Agreement, dated as of May 10, 2003, by and between the Company and Banc of America Securities LLC (the “Stock Purchase Agreement”).  The copy of the Stock Purchase Agreement filed on May 14, 2003 as Exhibit 10.1 to the Original Form 8-K contained a scrivener’s error.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACKAGED ICE, INC.

Date: August 14, 2003	By:	/s/ WILLIAM P. BRICK
William P. Brick
Chief Executive Officer

Date: August 14, 2003	By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer